Form 10-K
period 1999-12-31
AVIATION HOLDINGS GROUP INC/FL
filed 2000-03-31
CIK 1051254

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

         (Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934.

    For the fiscal year ended _____________________

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934.

    For the transition period _________ from _________

    Commission file number 000-30510


                          AVIATION HOLDINGS GROUP, INC.
                          -----------------------------
                 (Name of Small Business Issuer in Its Charter)


           DELAWARE                                        22-2545898
 -------------------------------                        ----------------
 (State or Other Jurisdiction of                        (I.R.S. Employer
  Incorporation or Organization)                       Identification No.)

15675 Northwest 15th Avenue, Miami, Florida                    33169
-------------------------------------------                --------------
 (Address of Principal Executive Offices)                    (Zip Code)

                                 (305) 624-6700
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


        Securities registered pursuant to Section 12(b) of the Act: None.

                Securities registered under Section 12(g) of the
                                 Exchange Act:

                                  Common Stock
                ------------------------------------------------
                                (Title of Class)


         Check whether the Issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

YES        NO   X
   ------     -----

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB

         The Issuer's revenues for its most recent fiscal year were $15,859,271.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 29, 2000 was $4,473,686, based on the average of the closing bid and asked prices of the Registrant's common stock as reported by the Nasdaq OTC Bulletin Board.

         As of March 30, 2000, the Registrant had outstanding, 4,219,315 shares of common stock.

Transitional Small Business Disclosure Format (check one).

YES         NO   X
    ------     -----

                                   Form 10-KSB

                                      INDEX


                                                                                                               Page
                                                                                                               ----
PART I

Item 1.    Description of Business.........................................................................      1
Item 2.    Description of Property.........................................................................      9
           Risk Factors ...................................................................................      9
Item 3.    Legal Proceedings...............................................................................      11
Item 4.    Submission of Matters to a Vote of Security Holders.............................................      11


PART II

Item 5.    Market for Common Equity and Related Stockholder Matters........................................      11
Item 6.    Management's Discussion and Analysis............................................................      14
Item 7.    Financial Statements............................................................................      18
Item 8.    Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure..........................................................................      18


PART III


Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance with
             Section 16(a) of the Exchange Act.............................................................      18
Item 10.   Executive Compensation..........................................................................      21
Item 11.   Security Ownership of Certain Beneficial Owners and Management..................................      24
Item 12.   Certain Relationships and Related Transactions..................................................      25
Item 13.   Exhibits List and Reports on Form 8-K...........................................................      26
Index to Financial Statements..............................................................................     F-1

                           FORWARD LOOKING STATEMENTS


           Some of the statements contained in this report discuss future expectations, contain projections of results of operations or financial condition or state other "forward-looking" information. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions.

           Important factors that may cause actual results to differ from forward-looking statements may include, for example,

o the success or failure of our efforts to implement our business strategy, including expanding our international operations;
o     our ability to raise sufficient capital to expand our business;
o the effect of changing economic conditions on the airline and aircraft industries;
o     changes in government regulations, tax rates and similar matters;
o     our ability to attract and retain quality employees; and
o     other risks which may be described in our future filings with the SEC.


PART I

Item 1. Description of Business.

General

           Aviation Holdings Group is a holding company and currently has no operations other than ownership of 96% of the outstanding capital stock of Aviation Holdings International. Aviation Holdings Group was incorporated in January 1998 as a Delaware corporation and wholly-owned subsidiary of EyeQ Networking, Inc., a Colorado corporation formed in May 1988. In February, 1998, EyeQ Networking, Inc. merged with and into Aviation Holdings Group, with Aviation Holdings Group surviving as the newly merged entity under the name of EyeQ Networking, Inc. In September 1998, Aviation Holdings Group changed its name from EyeQ Networking, Inc. to Aviation Holdings Group, Inc.

           We acquired approximately 96% of the issued and outstanding capital stock of Aviation Holdings International through a series of share exchanges in which holders of Aviation Holdings International common stock exchanged it for newly-issued shares of Aviation Holdings Group common stock.

           We are in the aircraft and engine spare parts redistribution business and specialize in the sale, lease, exchange and purchase of technical spare parts for fixed-wing commercial jet transport aircraft manufactured by Boeing, McDonnell Douglas, Airbus and Lockheed. As part of this business, we provide customers with inventory management services including new product distribution, technical purchasing, maintenance and repair management, consignment marketing and purchase/leaseback of technical spare parts inventory. We also pursue opportunities involving the purchase, sale and lease of jet turbine engines, jet turbine aircraft and related aviation industry equipment.

Industry Overview

           The aircraft spare parts redistribution market includes sellers of parts other than parts manufacturers. This market is highly fragmented, with a limited number of large, well-capitalized companies selling a broad range of aircraft spare parts and many smaller competitors servicing particular segments of the aircraft spare parts industry. We believe that significant trends affecting the aircraft spare parts market will increase our overall size and at the same time eliminate some market participants and cause consolidation in the industry due to the inability of some participants to compete efficiently. These trends are:

Growth in Market for Aircraft Spare Parts

      Boeing's 1999 Market Outlook estimates that:

o the worldwide fleet of commercial passenger airplanes will more than double from 12,600 airplanes at the end of 1998 to 28,400 airplanes by 2018, and
o cargo jet aircraft will increase from 1,545 airplanes in 1998 to 3,036 airplanes by 2018.

Seventy percent of the airplanes delivered to cargo operators are expected to be used aircraft which were converted from commercial passenger service. Further, the number of planes in service for more than 10 years is continuing to increase, and these older planes are the primary market for parts redistributors. Finally, cost considerations are forcing many airlines and repair and maintenance facilities to utilize aircraft spare parts sold by redistributors, instead of purchasing new parts for inventory. We believe that all of these factors will increase the demand for aircraft spare parts from the redistribution market.

Increased Outsourcing of Inventory Management Function

           Airlines incur substantial expenditures in connection with fuel, labor and aircraft ownership. During the last decade, airlines have come under increasing pressure from consumers to reduce air travel costs. Although some expenditures required to operate an airline are beyond the direct control of airline operators (e.g., the price of fuel and labor costs), we believe that obtaining replacement parts from the redistribution market and outsourcing inventory management functions are steps airlines will take to manage these functions with less expense and greater efficiency.

Increasing Emphasis on Traceability

           Due to concerns regarding unapproved aircraft spare parts, regulatory authorities now require airlines to maintain stricter parts documentation. This requirement has, in turn, been extended by airlines to the spare parts vendors. The sophistication required to track the history of an inventory consisting of thousands of aircraft spare parts is considerable and has required companies to invest significantly in information systems technology. On March 25, 1999 our quality control systems were certified by the Airline Suppliers Association as meeting its quality system standards and FAA guidelines.

Increased Consignment

           Certain of our customers adjust inventory levels on a periodic basis by disposing of excess aircraft spare parts. Traditionally, larger airlines have used internal personnel to manage such dispositions. We believe that major airlines and other owners of aircraft spare parts are increasingly entering into long-term consignment agreements with redistributors in order to concentrate on their core businesses and to more effectively redistribute their excess parts inventories. By consigning inventories to a redistributor such as us, customers are able to distribute their aircraft spare parts to a larger number of prospective inventory buyers, allowing the customer to maximize the value of its inventory. Consignment also enables us to offer for sale significant parts inventory at minimal capital cost to us.

Increased Leasing

           We believe that cost considerations will cause airlines to lease, rather than purchase, more spare parts and engines. This would benefit us by:

o providing a steady income stream over a period of time from lease payments;
o on termination of the lease, we would regain the part or engine for subsequent sale; and
o     provide the opportunity to obtain additional financing.

Operations

           Our core business is buying and selling aircraft and engine spare parts. We purchase spare parts from numerous unaffiliated sources, including airlines, original equipment manufacturers and other parts distributors. We have also pursued opportunities to purchase and sell related aviation industry equipment. For example, Aviation Holdings International acquired a 50% interest in a DC10 flight simulator and related support package and software. We also provide value-added inventory management services to our customers. We believe that inventory management services provide significant opportunities for expansion of our business in the future. We also intend to develop business as a redistributor of turbine jet engines and become involved in the purchase, sale and lease of jet turbine aircraft and engines.

Aircraft and Engine Spare Parts

           Aircraft and engine spare parts can be categorized by their ongoing ability to be repaired and returned to service. The general categories are as follows:

o rotable: means a part which is removed periodically as dictated by an operator's maintenance procedures or on an "as needed" basis and is typically repaired or overhauled and re-used an indefinite number of times. An important type of rotable is a "life limited" part, which means it has a predetermined designated number of allowable flight hours and/or flights after which it is rendered unusable;
o repairable means a part limited by the number of times it can be repaired before it must be discarded; and
o expendable means a part which is used and not thereafter repaired for further use.

      Rotable and repairable aircraft and engine spare parts are further classified as:

o factory new means parts that have never been installed or used which are purchased from manufacturers or their authorized distributors, aircraft manufacturers and engine manufacturers;
o new surplus means parts that have never been installed or used which are purchased from excess stock of airlines, repair facilities or other redistributors;
o overhauled means a part that has been completely disassembled, inspected, repaired, reassembled and tested by a licensed repair facility;
o serviceable means a part repaired by an approved maintenance center that is functional and meets any manufacturer or time and cycle restrictions applicable to it; and
o as removed means a part that requires functional testing, repair or overhaul by a licensed facility prior to being returned to service in an aircraft or engine.

A factory new, new surplus, overhauled or serviceable part designation indicates that the part can be immediately utilized on an aircraft.

Inventory Purchases and Sales

           Our daily operations encompass inventory sales, brokering and exchanging aircraft spare parts. We advertise our available inventories held for sale or exchange on the Inventory Locator Service ("ILS"), the Airline Inventory Redistribution System ("AIRS") and BCOM electronic databases. Buyers of aircraft spare parts can access the ILS, AIRS and BCOM databases and determine the companies which have the desired inventory available. We estimate that 25% of our daily sales activity results from an ILS, AIRS or BCOM inquiry. All major airlines and repair agencies subscribe to one or more of these databases and accordingly, we maintain continual on-line direct access with them. ILS, AIRS and BCOM do not, however, list price information relating to particular parts. The ability to properly evaluate and price spare parts and to predict competitive supply and demand trends derives from management experience in the industry. We are currently developing an internet web site that will describe in detail the parts and services we offer.

           We typically have over 50,000 line items in stock. We monitor market availability, pricing and historical data on a continuous basis. We sell new, overhauled and serviceable replacement parts from our inventory and buy them at the request of its customers against a specific order. We usually purchase parts for our own account and sell them to our customers.

         For the year ended December 31, 1998 and the year ended December 31, 1999, Aviation Holdings International's total revenues were approximately as follows:

                           12/31/98                           12/31/99
                           --------                           --------
                  83% from inventory sales;          94% from inventory sales;
                  16% from engine sales; and          5% from engine sales; and
                   1% from consignment sales.         1% from consignment sales.

Inventory Management Services

         We provide a number of inventory management services to our customers. These services assist airlines in downsizing their inventory management operations, thus enabling them to utilize their capital more efficiently and reduce costs. We believe we can provide an inventory management program geared to any particular customer's requirements. Such programs would be supported by our operating agreements with various airlines and independent repair agencies. We do not charge separately for these services, but consider them to be a marketing advantage to our inventory sales.

Consignment

         By consigning inventories to a redistributor such as us, consignors are able to distribute their aircraft spare parts to a larger number of prospective inventory buyers, allowing the consignor to maximize the value of its inventory. Consignment also enables us to sell a broad range of parts at minimal capital cost. We anticipate that revenues from consignment will increase as a percentage of total revenues in the future.

Purchasing Services

         We purchase spare parts on behalf of smaller and start-up airlines. This service allows our customers to take advantage of our greater purchasing power, repair management services, information systems technology, quality and logistics systems and industry expertise. We do not charge separately for these services, but consider them to be a marketing tool for our inventory sales.

Asian Operations

         While the majority of our operations are conducted in the United States, we also operate in Asia and the Pacific Rim directly and through a joint venture with a third party and a number of subsidiaries. These Asian operations currently account for approximately 20% of our gross revenues on a consolidated basis and we intend to continue to expand them. The Asian operations are supervised by Simon Chiang, Vice President for Asia and the Pacific Rim. From our Miami headquarters, business is conducted through a number of entities controlled by us that share employees and office facilities. There are two employees in Hong Kong, one in Shenyang and one in Beijing. The bulk of the Asian operations consist of business similar to our core operations in the United States and Europe. We intend to expand the Asian operations to include other lines of business related to aviation.

         Pasco International Aviation Corp. Ltd., a Hong Kong corporation ("Pasco-HK") and majority-owned subsidiary of Aviation Holdings International, accounted for approximately 13% and 1% of our gross revenues on a consolidated basis for the year ended December 31, 1998 and the year ended December 31, 1999, respectively. The following is a list of some of its major customers: Ameco Beijing, Air China Group, China Northern Airlines Sanya Branch, China Sandong Airlines, China Southwest Airlines, China Northwest Airlines, China Shanghai Airlines, China Airlines-Taiwan, HAECO-HK, Cathay Pacific Airlines and Thai Airways.

         Shenyang Northern Aircraft Maintenance & Engineering Co., Ltd. is a Sino-American joint venture company established in November 1997. The joint venture mainly deals with inspection, repair and recertification of DC9, MD80 and A300-600 components, line replacement units, instruments and avionics. It also represents some of the world's leading original equipment manufacturers for certain items. It is the first Sino-foreign joint venture approved by the Civil Aviation Administration of China in the avionics and accessories repair field and which commenced operations in March 1998. Twenty-five percent of the joint venture is held by PASCO International Aviation Corporation, Inc., a Florida corporation and a subsidiary of Aviation Holdings International ("Pasco-FLA"). China Northern Airlines, one of the largest airlines in China, holds the remaining 75%. The joint venture is currently certified by the Chinese aviation authorities and expects to complete FAA certification by the second quarter of 2000.

         Pasco-FLA's total financial commitment to the joint venture is $1,000,000. As of December 31, 1999, Aviation Holdings International had funded approximately $700,000 of this total and intends to fund the remaining approximately $300,000 from internal operations. Under the terms of the joint venture, Pasco-FLA is entitled to certain preferences in any initial distributions of net income. This preference provides that Pasco-FLA will recoup its investment prior to any regular distributions being made to China Northern. Pasco-FLA provides technological advice to the joint venture and promotes, markets and sells its services. The joint venture serves approximately 14 airlines. Through December 31, 1999, Pasco-FLA has received distributions of approximately $14,600 from the joint venture.

         Pasco Financial Services Ltd., Corp., a Hong Kong corporation and majority-owned subsidiary of Aviation Holdings International ("Pasco-Financial"), specializes in providing financing from banks on behalf of airlines for aircraft and aviation-related purchases. Pasco-Financial was recently appointed by China Southwest Airlines to work with banks to provide financing for three newly-purchased Boeing B737-800 aircraft which are expected to be delivered in 1999 and 2000. Pasco-Financial has also been appointed by certain airlines to act as their agent for the sale or lease of aircraft on behalf of such airlines. Pasco-Financial was also invited by China Southwest Airlines to arrange the leasing of one of their B757-200 aircraft. To date, Aviation Holdings International has not recognized any revenue from Pasco-Financial.

         China Airlines, located in Taipei, Taiwan, has a sophisticated, quality conscious engine overhaul facility and aircraft maintenance center. Its maintenance base is located in Taipei, Taiwan. Their $150 million investment in facilities, equipment, backshops and support mechanisms was completed in 1997 and is certified by every major aviation regulatory authority in the world. Two majority owned subsidiaries of Aviation Holdings International, Aero-Link Flight Systems Ltd., a Hong Kong corporation, and Aero-Link Flight System, Inc., a Florida corporation (collectively, "Aero-Link"), act as China Airlines' global marketing representative outside of Taiwan. To date, we have recognized $349,250 in revenue from Aero-Link.

Credit Facilities

         On August 12, 1998, Aviation Holdings International entered into a Credit Agreement with Comerica Bank ("Comerica") whereby Comerica agreed to extend a revolving line of credit to Aviation Holdings International in an amount not to exceed $3,500,000. The revolving line of credit is intended to fund, if necessary, working capital needs, such as inventory purchases, and, subject to Comerica's approval, strategic acquisitions. The funds advanced to Aviation Holdings International by Comerica are secured by the assets of Aviation Holdings International and may not at any time exceed the sum of (a) 85% of Aviation Holdings International's eligible accounts receivable and (b) 35% of Aviation Holdings International's eligible inventory. This credit facility has been renewed through September 2000. As of February 28, 2000, Aviation Holdings International had an aggregate availability of approximately $2,816,096 million and an outstanding balance due to Comerica under the revolving line of credit of approximately $2,395,000 million.

Strategy

         We believe that we can become a low cost leader in the redistribution market, as well as in the inventory management services industry, by combining our managerial experience with increased capital and continuing to build upon our present operations. The essential elements of our business strategy are:

Internal Growth

         We seek to increase our operating revenues and operating income through continued customer penetration in our existing markets and expansion into new markets. We intend to achieve such growth by continuing to increase the size and scope of our inventory and by continuing to expand our marketing efforts worldwide. We will also expand our inventory management, leasing and consignment services to allow our customers to reduce their costs of operations by outsourcing some or all of their inventory management and supply functions and to take advantage of opportunities to maximize the value of their spare parts inventory. We will seek to establish and maintain close working relationships with our customers and to become their vendor of choice.

Capitalize on Large Bulk Purchase Opportunities

         Although opportunities to purchase large inventories in bulk in the aircraft spare parts industry cannot be predicted, historically they become available on a regular basis. "Bulk" purchase opportunities arise when:

         o airlines, in order to reduce capital requirements, sell large amounts of inventory in a single transaction;
         o inventories of aircraft spare parts are sold in conjunction with asset sales or bankruptcy proceedings; or
         o  when operators upgrade their fleet.

In these situations, we can obtain large inventories of aircraft spare parts at a lower cost than can ordinarily be obtained by purchasing on an individual basis. This results generally in higher gross margins on sales of such parts. As of December 31, 1999, we had successfully completed approximately eight bulk inventory purchases in excess of $100,000. We believe that due to our experience, we will be able to complete an increased number of larger bulk purchases.

Purchase and Sale of Jet Turbine Engines and Aircraft

         We intend to increase our activity in the market for the purchase and sale of jet turbine engines and aircraft. This market is extremely competitive and capital intensive. We feel, however, that our management has the expertise and industry contacts to make prudent purchases, which are the key to profitability in this market.

Pursue Acquisitions of Complementary Businesses

         We intend to seek acquisitions of other companies, assets or product lines that would complement or expand our existing aircraft spare parts redistribution and inventory management services business. We believe that such acquisitions will enable us to achieve economies of scale and expand the product and service lines available to our customers. We are currently evaluating a number of acquisition opportunities, including several FAA certified aircraft part repair facilities. No commitments or binding agreements have been entered into to date and accordingly, no assurance can be given that any of the acquisitions currently being considered will be consummated. Any such acquisition will require debt or equity financing, which we have not yet obtained.

Diversification

         We are interested in contracting with manufacturers of specialty products that could diversify our product line. New product distribution agreements would allow us to exploit our established network of customers, while providing a value-added service to smaller manufacturers who lack marketing expertise and distribution capabilities. On a cost basis, such contracts prove to be lucrative for us, as we are in a position to reap residual commissions without any of the associated product costs or liability. On January 23, 1997, we entered into such an agreement with Mirandy Products Ltd., a leading manufacturer of lavatory systems cleaner for aircraft. We feel that distribution sales of Mirandy's latest product, "Mirabowl," will serve to augment ours existing line of products and services. Mirabowl is essentially a lavatory system cleaner and deodorizer that has been designed for flush tank treatment of all types. Mirandy also manufacturers "Super Vinall," a multi-purpose aircraft wash which removes carbon and hydraulic fluid buildup from fuselage areas, degreases aircraft parts and may be used as an interior cleaner for the cabin area. We intend to begin active marketing of these products in the near future and have not realized revenues from sales of these products to date. We are currently negotiating agreements with other manufacturers whose products relate to aircraft environmental systems and fluid processing systems.

         We have also been awarded the opportunity to represent six FAA/JAA approved repair stations throughout specific areas of the world. This representation applies to component, aircraft and engine repair services originating from various national and international customers. This opportunity should allow us to recognize additional income, receive volume discounts on products and obtain increased recognition in the commercial aviation community, which will enhance overall brand awareness. We have entered into contracts with additional maintenance providers and intend to pursue additional relationships.

         We also are seeking to expand our operations in Asia and the Pacific Rim to include the arrangement of aircraft financing and leasing, aircraft repair and maintenance coordination, technology consulting and the facilitation of contracts and cross-border business arrangements between aviation-related entities from different countries. See "Business - Asian Operations."

Sales and Marketing; Customers

         We utilize twelve inside and outside salespersons and a network of independent representatives in our sales and marketing efforts. The respective Directors of Sales, Marketing and New Business Development provide the synergy and management which is responsible for obtaining new customers and maintaining relationships with existing customers. The majority of Aviation Holdings International's day-to-day sales are accomplished through our inside sales force.

         We provide sales and delivery services seven days a week, 24 hours a day. This service is critical to provide support to airline customers which, at any time, may have an aircraft grounded in need of a particular part. Our South Florida location, with easy access to Miami International Airport and Fort Lauderdale International Airport, assists in the reliable and timely delivery of purchased products. This location also provides access to exceptional import and export facilities.

         We have over 140 customers, which include aircraft and engine manufacturers, commercial passenger airlines, air cargo carriers, maintenance and repair facilities, original equipment manufacturers and other aircraft parts redistribution companies. During the year ended December 31, 1998, Aviation Holdings International's top 10 customers accounted for approximately 47% of net sales, and one customer, Federal Express Corp., accounted for more than 16% of net sales. During the year ended December 31, 1999, the top 10 customers accounted for approximately 55% of net sales, and one customer, Offshore Aviation Holdings, Ltd. accounted for 23% of net sales.

Management Information System

         We have upgraded our management information systems by acquiring computer hardware and software. Our data system is being developed to incorporate state-of-the-art records imaging, archiving, inventory and asset management analysis, financial record and other support systems. We believe that upon full implementation, our data management system will be adequate to manage our requirements in accordance with our forecasted growth.

Competition

         The aircraft spare parts redistribution market is highly-fragmented. Competition is generally based on price, availability of product and quality, including traceability. Our major competitors include AAR Corp., Aero Controls Corp., Solair, Inc., The Memphis Group and Aviation Sales Company. There is also substantial competition, both domestically and overseas, from smaller, independent dealers who generally participate in niche markets. Several of our competitors have greater financial and other resources.

         The jet turbine engine and jet turbine aircraft market is currently dominated by various financial institutions, such as GE Capital, CIT Group, and International Lease Finance Corp. as well as the major competitors from the spare parts redistribution market. The market also includes many smaller entities who engage in transactions on an infrequent basis.

Government Regulation and Traceability

         The FAA regulates the manufacture, repair and operation of all aircraft, engines and aircraft and engine parts operated in the United States. Its regulations are designed to ensure that all aircraft and aviation equipment are continuously maintained in proper condition for the safe operation of aircraft. Similar rules apply in other countries. All aircraft must be maintained under a continuous condition monitoring program and must periodically undergo thorough inspection and maintenance. The inspection, maintenance and repair procedures for the various types of aircraft and equipment are prescribed by regulatory authorities and can be performed only by certified technicians at certified repair facilities. Certification and conformance is required before installation of a part on an aircraft. Presently, whenever necessary with respect to a particular part, we utilize FAA and/or Joint Aviation Authority ("JAA") certified repair stations to repair and certify parts to ensure worldwide marketability. Our operations may in the future be subject to new and more stringent regulatory requirements. In that regard, we closely monitor the FAA and industry trade groups in an attempt to understand how possible future regulations might impact us. See "Risk Factors -- Stricter Government Regulations Could Reduce The Value of Our Inventory And/or Require Significant Expenditures."

         An important factor in the aircraft and engine spare parts redistribution market relates to the documentation or traceability that is supplied with an aircraft or engine spare part. We require all of our suppliers to provide adequate documentation as required by the industry and the regulatory agencies. We are designing out data management system to image, capture, manage and communicate this documentation.

Employees

         As of December 31, 1999, Aviation Holdings Group employed three persons and Aviation Holdings International employed 32 persons, including two in Hong Kong, one in Shenyang and one in Beijing. None of these employees are covered by collective bargaining agreements. We believe that our relations with our employees are good.

Item 2. Description of Properties.

         Our offices and warehouse facilities are located in Miami, Florida. These facilities comprise a total of approximately 17,600 square feet. The premises are subject to a lease, under which Aviation Holdings International is the tenant, dated January 1, 1997 and subsequently amended on November 1, 1997, which expires on December 31, 2000. Annual rental is $78,348 plus pass-through of (1) utilities, (2) increases in real estate taxes, (3) assessments, (4) increases in insurance and (5) a pro rata share of assessments imposed by the industrial park's association. Rent is subject to a cost of living increase adjustment. We have two additional one year options to renew. These facilities are adequate for our present and anticipated needs. Pasco-HK leases office space in Hong Kong at a monthly rental of $2,650 under a one year lease that expires December 31, 2000. Pasco-HK also leases twenty square meters of office space in Beijing at an annual rental of $3,600 under a three year lease that expires November 20, 2001.

Risk Factors

         An investment in our common stock is very risky. Investors should carefully consider the following factors in addition to the other information in this Registration Statement, in evaluating an investment in our common stock.

We Are In Default Under Our Credit Facility

         Aviation Holdings International is required to maintain tangible net worth of $4,250,000 under its Comerica Bank credit facility. As of December 31, 1999, Aviation Holdings International had tangible net worth (as defined by Comerica Bank) of approximately $3,450,000 and therefore was in default. Comerica Bank has not declared an event of default and continues to advance funds, and we anticipate that our receipt of the proceeds from the offering will permit us to cure the default. However, in the event that we are unable to cure the default or obtain replacement financing, Comerica Bank could declare an event of default and exercise its rights as a secured lender to collect the accounts receivable and sell the assets of Aviation Holdings International in an amount sufficient to repay the loan. As of February 28, 2000, the outstanding balance due to Comerica Bank was $2,395,000.

We Have A Limited Operating History

         We have a limited operating history. We had no significant operations prior to the acquisition of a majority of the outstanding shares of capital stock of Aviation Holdings International, which only commenced operations in October 1996 and has a correspondingly limited operating history. Accordingly, we are subject to various risks common to developing businesses, including cash flow difficulties, competition for customers and employees and delays in implementing business plans. We intend to expand our operations, which will substantially increase our expenses and will likely decrease our cash flow and earnings in the near future. Our ability to operate profitably will depend on increasing sales, maintaining adequate profit margins and a continuing demand for Aviation Holdings International's products and services. Our expansion plans may have a negative impact on our profitability, at least in the short term, as significant expenses will be incurred prior to the receipt of additional revenues.

We May Fail To Obtain Needed Funding

We intend to sell equity securities and/or incur additional debt in order to expand our current operations and acquire complementary businesses. If we are unable to raise this capital it will have an adverse effect on our plans to expend operations, although it would not impair current operations. We do not know if additional funds will be available on acceptable terms, if at all.

A Downturn In The Airline Industry Would Adversely Affect Our Business

         An economic downturn in the airline industry could have a serious negative impact on our business. Since our customers consist primarily of commercial airlines, original equipment manufacturers, aircraft maintenance and repair facilities and aircraft parts distributors, our business is impacted by all of the economic factors which affect the aircraft and airline industry. When the airline industry experiences an economic downturn, there is typically a corresponding reduction in demand for spare aircraft parts and related services which causes price reductions and increased credit risks associated with doing business. Additionally, the price of aircraft fuel affects the spare aircraft parts market. Older aircraft into which aircraft spare parts are most often placed tend to be less fuel efficient and become less viable as the price of aircraft fuel increases.

Consolidation In The Aircraft Parts Industry Could Reduce Our Market Share

         The airline industry is currently experiencing a reduction in the number of approved parts suppliers and a consolidation of the spare parts redistribution market. Although we presently are an "approved" supplier of 26 airlines, we cannot be certain that we will be able to maintain or expand this status. Our revenues will be reduced if we are unable to do so. A number of major airlines have reduced the number of "approved" suppliers during the last few years from as many as 50 to as few as five. Airlines choose "approved" suppliers based on a number of factors including product offerings and quality, management reputation and experience, financial strength and cost. Also, the reduction in the supplier base for airlines has contributed to a consolidation in the redistribution market which is likely to continue.

Stricter Government Regulations Could Reduce The Value Of Our Inventory And/Or Require Significant Expenditures

         The aircraft parts which make up our inventory are subject to strict regulatory standards. If stricter standards are enacted, then some of our inventory may lose some or all of its value. Our inventory consists principally of overhauled, serviceable, repairable and new aircraft parts that are purchased from many sources. Before parts may be installed in an aircraft or engine, they must meet certain standards of condition established by the United States Federal Aviation Administration and/or similar regulatory agencies abroad. Specific regulations vary from country to country, although regulatory requirements in other countries generally coincide with FAA requirements. Parts must also be traceable to sources deemed acceptable by such agencies. Although we believe that the great majority of our inventory meets industry requirements, some parts may not meet applicable standards or standards may change in the future, in which case we will have to modify or scrap such parts.

Our Planned Expansion Into The Jet Engine Business Will Subject Us To Additional Risks

         Although we have made only limited purchases of turbine engines and no purchases of turbine aircraft for resale in the past, we intend to expand these activities in the future. These activities will involve risks not present in our current business. Market prices and demand for this type of equipment are subject to volatility, and we could suffer substantial losses if equipment cannot be resold at prices above the prices we paid, or if we must hold equipment in inventory for extended time periods. These activities will also require us to commit substantial capital, which will not be available for other activities. In addition, the equipment may need repair work, which increases the costs associated with resale and may adversely affect our profitability.

Our Operating Results Could Be Adversely Affected By Fluctuations In Demand

         Our operating results will be affected by many factors, including the timing of orders from customers, inventory purchases in anticipation of future sales, bulk inventory purchases, and purchases and financing requirements for aircraft engines or aircraft and the mix of available technical spare parts maintained, at any time, in our inventory. A significant portion of our operating expenses are relatively fixed. Since we typically do not obtain long-term purchase orders or commitments from our customers, we must anticipate the future volume of orders based upon the historical purchasing patterns of our customers and upon our discussions with them as to their future requirements. Cancellations, reductions or delays in orders by a customer or group of customers could have a material adverse effect on our business, financial condition and results of operations.

Our Business May Subject Us To Expensive Product Liability Claims

         Our business exposes us to possible claims for personal injury or death which may result from a failure of equipment we sold. We believe that we have taken adequate precautions to assure the quality and traceability of the parts we sell, and we have not had any claims for product liability. However, we cannot be certain that we will not be the subject of lawsuits based on the failure of parts which we sold in the marketplace. These lawsuits may result in damage awards against us. We do not carry product liability insurance and therefore we would be required to pay any judgment levied against us.

We Maintain Bank Account Balances in Excess of Insured Amounts

         We maintain our principal banking relationships with Comerica Bank, our working capital lender, and Citibank. As a result, our account balances typically exceed FDIC insurance limits. As of December 31, 1998 and December 31, 1999, these excess balances were $403,377 and $413,649, respectively. In the event of the failure of a bank in which we have such an excess balance, we could lose some or all of such excess.

Item 3. Legal Proceedings.

         We are not currently involved in any litigation.

Item 4. Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of shareholders during the fourth quarter of 1999.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Price of the Common Stock

         Prior to August 2, 1999, our common stock was traded in the over-the-counter market through the OTC Bulletin Board under the symbol "AHGI." From August 2, 1999 through December 31, 1999, broker/dealers continued to submit quotations in the National Quotation Bureau's Pink Sheets. The following table presents the range of the high and low bid information for our common stock for the periods indicated, which information was provided by the Nasdaq Stock Market, Inc. and the National Quotation Bureau, LLC. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                                      High        Low
                                                      ----        ---
Year Ended December 31, 1998

                  First Quarter                      4.75        3.469
                  Second Quarter                     5.875       3.625
                  Third Quarter                      5.875       4
                  Fourth Quarter                     5           3

Year Ending December 31, 1999

                  First Quarter                      5.25        3
                  Second Quarter                     5.25        4
                  Third Quarter                      4.50        0.51
                  Fourth Quarter                     2.75        0.75

         Records of our stock transfer agent indicate that as of March 24, 2000, there were 75 record holders of our common stock.

Dividend Policy

         Neither Aviation Holdings Group nor AHI has paid any cash dividends to date or anticipates or contemplates paying cash dividends in the foreseeable future. Under the terms of the Comerica Credit Agreement, AHI is prohibited from declaring or paying cash dividends without the consent of Comerica Bank. Management intends to utilize all available funds for the purposes of financing and developing AHI's business.

Recent Sales of Unregistered Securities.

         The Company

         The following sets forth all sales of unregistered securities during the past three years by Aviation Holdings Group, Aviation Holdings International and its predecessors:

         In August 1997, EyeQ Networking, Inc. issued 1,000,000 shares of its common stock to John D. Basher, Jr., pursuant to Rule 701 promulgated under the Securities Act as payment of professional services rendered to the Company by Mr. Basher.

         In December 1997, EyeQ Networking, Inc. issued 800,000 shares of its common stock to nine accredited investors pursuant to Rule 504 promulgated under the Securities Act in return for $1,000,000 less $40,000 in investment banking fees.

         In May, June and July 1998, EyeQ Networking, Inc. issued 1,095,815 shares of its common stock to 25 shareholders of Jet Aviation Trading, Inc. pursuant to Rule 506 promulgated under the Securities Act in consideration of the receipt of 2,468,080 shares of common stock of Jet Aviation Trading, Inc. Each of the shareholders of Jet Aviation Trading, Inc. who participated in the transaction made representations stating that he or she was an "accredited investor" (as defined in Rule 501(a) of Regulation D promulgated under the Securities Act).

         On August 1, 1998, we issued 4,000 shares of its common stock to Joseph
J. Nelson pursuant to Section 4(2) of the Securities Act as consideration for services rendered.

         In October, 1998, we issued a $200,000 promissory note and 20,000 shares of its common stock to Nancy Plotkin, and a $50,000 promissory note and 5,000 shares of its common stock to the John G. Jacobs Trust, in consideration of loans totaling $250,000, pursuant to Rule 506 promulgated under the Securities Act. In May 1999 we extended the maturity date of these promissory notes to July 14, 1999 and issued a warrant to purchase 12,000 shares of common stock to Nancy Plotkin and a warrant to purchase 3,000 shares of common stock to the John G. Jacobs Trust as consideration for this extension. The warrants are exercisable for three years from the date of grant at an exercise price of $4.00 per share. In July 1999 we extended the maturity date of these promissory notes to September 17, 1999 and issued 4,800 shares of common stock to Nancy Plotkin and 1,200 shares of common stock to the John G. Jacobs Trust.

         On March 3, 1999, we issued 500,000 shares of its common stock and a warrant to purchase an additional 100,000 shares of the common stock at an exercise price of $3.75 per share, to Argaman, Inc. under Section 4(2) of the Securities Act in exchange for 600,000 shares of Aviation Holdings International common stock.

         In March 1999, we issued 118,000 shares of common stock to five accredited investors pursuant to Rule 506 promulgated under the Securities Act in exchange for $295,000.

         In April and June, 1999 we issued 115,500 shares of common stock to 13 shareholders of Aviation Holdings International pursuant to Rule 506 under the Securities Act in consideration of the receipt of 137,500 shares of Aviation Holdings International common stock. Each Aviation Holdings International shareholder participating in the transaction represented, and we determined, that he or she was an "accredited investor."

         In February and March 2000 we issued $400,000 in face amount of convertible promissory notes to three investors in consideration of advances totaling $400,000. Each investor represented, and we determined, that such investor was an "accredited investor."

Aviation Holdings International

         The following sets forth all sales of unregistered securities during the past three years by Aviation Holdings International or its predecessors:

         On June 2, 1997, Jet Aviation Trading, Inc. issued 20,000 shares of common stock to Fersam in return for $50,000 in cash. All of the issuances to Fersam were made pursuant to Section 4(2) of the Securities Act.

         On June 2, 1997, Jet Aviation Trading, Inc. issued 14,800 shares of its common stock to Silvertown International Corp. ("Silvertown") pursuant to
Section 4(2) of the Securities Act as an inducement for loans made by Silvertown to Jet Aviation Trading, Inc.

         In June and July 1997, Jet Aviation Trading, Inc. (i) issued an aggregate of 47,200 shares of its common stock to 99 investors pursuant to Rule 504 promulgated under the Securities Act for an aggregate consideration of $118,000 in cash and payment of certain professional fees, (ii) issued 100,000 shares of its common stock to FAC Enterprises pursuant to Section 4(2) of the Securities Act in repayment of a $250,000 loan and 7,500 shares to FAC Enterprises as consulting fees, and (iii) issued 150,000 shares of its common stock to Fersam International, Ltd. pursuant to Section 4(2) of the Securities Act as payment for inventory previously held on consignment for Fersam International, Ltd.

         On August 29, 1997, Jet Aviation Trading, Inc. issued (i) 80,000 shares of its common stock to Jet Avionics Systems, Inc. in return for spare parts inventory, (ii) 250,000 shares of its common stock to Joseph Laura in repayment of a $500,000 loan and (iii) 185,000 shares of its common stock to Silvertown in repayment of $370,000 of outstanding notes. Each of the issuances was made pursuant to Section 4(2) of the Securities Act.

         On June 1, 1997, Jet Aviation Trading, Inc. issued warrants to purchase 950,000 shares of common stock to the D.A.R. Group and warrants to purchase 50,000 shares of its common stock to Dallas Investment Group in return for certain services. These issuances were made pursuant to Section 4(2) of the Securities Act.

         On February 12, 1998, Aviation Holdings International issued 150,000 shares of its common stock to Simon Chiang pursuant to Section 4(2) of the Securities Act in exchange for the outstanding capital stock in various companies owned by Simon Chiang, and issued 160,000 shares to Mr. Chiang in exchange for inventory valued at $35,000 and two promissory notes totaling $365,000.

         On June 11, 1998, Aviation Holdings International issued 25,000 shares of its common stock to Joseph F. Janusz pursuant to Section 4(2) of the Securities Act as consideration for services rendered.

         In connection with the initial capitalization of Schuylkill Acquisition Corp. (which later merged with Jet Aviation Trading, Inc. and changed its name to "Jet Aviation Trading, Inc.") in May 1997, Schuylkill Acquisition Corp. issued an aggregate of 400,000 shares of its common stock to four accredited investors for an aggregate consideration of $400 in cash and $999,600 in non-cash compensation expense.

         No commissions or other remuneration was paid in connection with the above described sales of common stock.

Item 6. Management's Discussion and Analysis.

         This Management's Discussion and Analysis should be read in conjunction with the Company's consolidated financial statements and accompanying notes starting on page F-1. This annual report contains certain forward-looking information, which involves risks and uncertainties. The actual results could differ from the results we anticipate. See "Special Note Regarding Forward-Looking Statements."

Overview

         Our principal asset is our ownership of a controlling interest in Aviation Holdings International. Accordingly, our results of operations are highly dependent upon the results of operations of Aviation Holdings International

         Aviation Holdings International was incorporated in Florida on May 28, 1997 as Schuylkill Acquisition Corp. for the purpose of acquiring, by merger, the business and operations of Jet Aviation Trading, Inc. On July 28, 1997, Schuylkill Acquisition Corp. acquired 100% of the outstanding common stock of Jet Aviation Trading, Inc., a Florida corporation, in exchange for 1,776,800 shares of common stock of Schuylkill Acquisition Corp. in a one-for-one stock exchange. The former Jet Aviation Trading, Inc. was incorporated in the state of Florida on October 3, 1996 for the purpose of buying, selling, leasing and exchanging spare parts for fixed-wing commercial jet transport aircraft. Effective July 28,1997, the name of Schuylkill Acquisition Corp. was changed to Jet Aviation Trading, Inc. Effective September 15, 1998, the name of Jet Aviation Trading, Inc. was changed to Aviation Holdings International

         The effect of the transaction between Schuylkill Acquisition Corp. and the former Jet Aviation Trading, Inc. was a reverse merger. Accordingly, the historical financial statements presented for Aviation Holdings International are those of the accounting survivor, Jet Aviation Trading, Inc., and the stockholders' equity of the merged company was recapitalized to reflect the capital structure of the surviving legal entity (Schuylkill Acquisition Corp.) and the retained earnings of Jet Aviation Trading, Inc.

         In February 1998, Aviation Holdings International acquired all or a majority of the capital stock of PASCO International Aviation Corp., PASCO International Aviation Corp. Limited, PASCO Financial Services Limited and Aero-Link Flight Systems Limited (collectively "PASCO").

         Aviation Holdings International currently derives its revenues from selling, leasing and exchanging spare parts for fixed-wing commercial jet transport aircraft, selling turbine jet engines and management services.

         We have only a limited operating history upon which you may base an evaluation of our operations and prospects. Although since our inception we have experienced increased net sales, we may experience significant fluctuations in our gross margins and operating results in the future, both on an annual and quarterly basis. Various factors cause these fluctuations, including general economic conditions, specific economic conditions in the commercial aviation industry, the availability and price of surplus aviation parts, the size and timing of customer orders, returns by and allowances to customers and our cost of capital.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

Results of Operations

         Effective in May 1998, we acquired a majority of the common stock of Aviation Holdings International, Inc. Accordingly, our financial statements and those of Aviation Holdings International were consolidated as of that date and our financial statements for the year ended December 31, 1998 include the results of Aviation Holdings International for the period May 1998 through December 31, 1998 only. Our financial statements for the year ended December 31, 1999 include the results for Aviation Holdings International for the entire year.

         Net sales of aircraft and engine spare parts were $15,859,271 for the year ended December 31, 1999 as compared to $8,365,197 for the year ended December 31,1998. The increase in net sales of aircraft and engine spare parts was due to reflecting a full year of Aviation Holdings International operations in 1999 versus a partial year in 1998. In addition, in 1999, we realized revenue in the amount of approximately $3.7 million from the sale of a DC-10 30 airframe.

         Cost of goods sold was $11,711,084 and our cost of sales percentage was 73.8% for the year ended December 31, 1999. Cost of goods sold was $5,839,049 and our cost of sales percentage was 69.8% for the year ended December 31, 1998. Our increase in cost of goods sold was due to our reporting of a full year of Aviation Holdings International operations in 1999 versus only a partial year in 1998. Included in cost of sales for 1999 was approximately $3.3 million for the cost of the DC-10 30 airframe which resulted in an increase in our cost of sales of 4.17% for the year. Excluding the airframe sale our cost of sales percentage for 1999 was 69.7%.

         Salary and wage expenses increased to $1,451,056 in the year ended December 31, 1999 from $1,300,172 in the year ended December 31, 1998, an increase of $150,884. This increase is primarily the result of our reporting of a full year of Aviation Holdings International operations in 1999 versus only a partial year in 1998, which resulted in increased salary and wage expense of approximately $448,000. The increase of approximately $364,000 was also partially due to increased salaries and bonuses to our employees resulting from personnel hired in 1999 and approximately $84,000 of compensation expense we recorded for options issued to our employees in 1999, offset by $380,328 of nonrecurring noncash compensation expense for common stock and options to purchase common stock granted to the President of our Company in 1998.

         General and administrative expenses increased to $2,091,439 in the year ended December 31, 1999 from $1,771,560 in the year ended December 31, 1998, an increase of $319,879. The increase is primarily the result of our reporting of a full year of Aviation Holdings International operations in 1999 versus only a partial year in 1998, which resulted in an increase in general and administrative expense of approximately $979,000. This increase was offset by a reduction of bad debt expense of approximately $630,000 we recorded in 1998 on a promissory note due the Company from Environmental Waste Solutions, Inc. The promissory note was sold by the Company in 1999.

         Professional fees were $256,560 in the year ended December 31, 1999 and $617,099 in the year ended December 31, 1998. We incurred additional accounting and legal expenses related to our efforts to acquire businesses in the year ended December 31, 1998 which were not consummated with the exception of the acquisition our controlling interest in Aviation Holdings International.

         Interest expense was $644,073 in the year ended December 31, 1999 and $96,044 in the year ended December 31, 1998. This increase was due to additional borrowings from Comerica bank by Aviation Holdings International and stockholders and amortization of a $393,849 discount on the notes payable to the John G. Jacobs Trust and Nancy Plotkin.

         Interest income was $27,272 in the year ended December 31, 1999 and $72,825 in the year ended December 31, 1998. We stopped recording interest on the Environmental Waste Solutions note receivable in July 1998, after the note was in default and no interest was recorded on this note in 1999.

         Income from the Synor-A joint venture was $21,774 in the year ended December 31, 1999 compared to a loss of $8,313 in the year ended December 31, 1998. We expect increased income starting in the third quarter of 2000 and forward once Synor-A completes its FAA certification.

         Income tax benefit was $40,259 in the year ended December 31, 1999 and income tax expense was $186,863 in the year ended December 31, 1998. The benefit in 1999 is primarily the result of our filing amended tax returns for Aviation Holdings International in 1999 for the 1998 tax year offset by taxes due from Aviation Holdings International's earnings for the three months ended March 31, 1999. As of March 31, 1999, we qualified to file a consolidated income tax return under the Internal Revenue Code. Therefore, as of April 1, 1999 we are able to offset the earnings of Aviation Holdings International against our losses. At December 31, 1999 and December 31, 1998, we have recorded a valuation allowance against the income tax benefits that would have been generated by our losses incurred for the years ended December 31, 1999 and December 31, 1998, respectively.

         Minority interest was $44,907 in the year ended December 31,1999 and $3,702 in the year ended December 31, 1998. The increase is the result of increased profitability of Aviation Holdings International offset by our increased ownership percentage in 1999.

         As a result of the foregoing, our net loss was $250,543 for the year ended December 31, 1999, which was a decrease from a net loss of $1,384,780 for the year ended December 31, 1998. Basic and diluted loss per common share decreased from $.46 for the year ended December 31, 1998 to $.06 for the year ended December 31, 1999.

Liquidity and Capital Resources

         As of December 31, 1999 our principal source of liquidity included cash and cash equivalents of $426,688, compared with cash and cash equivalents of $363,690 as of December 31, 1998. As of December 31, 1999, total outstanding debt was $2,157,588 compared to $1,665,081 as of December 31, 1998. Aviation Holdings International obtained a revolving working capital line of credit from Comerica Bank in August 1998. At December 31, 1999, the amount of principal owed to the bank was $2,125,000. The credit agreement governing the revolving line of credit provides for a maximum aggregate borrowing limit of $3,500,000, subject to certain borrowing restrictions and is secured by substantially all of Aviation Holdings International's assets. The line of credit bears interest per annum at Comerica Bank's prime rate plus 1%. As of December 31, 1999, Aviation Holdings International did not meet the tangible net worth covenant of $4,250,000 in the Comerica Bank credit agreement, which puts it in technical default under the terms of the credit agreement.

         Cash used in operations for 1999 and 1998 was $159,053 and $1,828,124. The decrease in cash used in operations in 1999 was a result of a reduction in net losses and smaller increases in operating assets over 1998 levels. Cash used in operations in 1998 was a result of an operating loss and significant increases in operating assets over 1997 levels.

         Cash used in investing activities for the year ended December 31, 1999 was $278,541 compared to $97,007 of cash used for investing activities in the year ended December 31, 1998. Cash used in the year ended December 31, 1999 was related primarily to the purchases of equipment of $80,342 and additional investment in SYNOR-A Joint Venture of $200,000. Cash used for the year ended December 31, 1998 was for funds we advanced under the Environmental Waste Solutions credit facility of $535,100, purchases of equipment of $88,198 and additional investment in SYNOR-A Joint Venture of $300,000, which was offset by the cash acquired in the acquisition of the controlling interest in Aviation Holdings International of $830,331.

         Cash provided by financing activities for the year ended December 31, 1999 was $500,592 compared to $2,286,646 for the year ended December 31, 1998. The primary sources of cash provided from the year ended December 31, 1999 related to $625,000 borrowed on the bank line of credit, proceeds received from the sale of securities, net of offering costs paid, in the amount of $265,000, proceeds from EWS note of 43,880, partially offset by repayments of the short-term borrowings of $250,000, deferred offering costs of $100,882 and advances to stockholders of $76,528. The source of cash provided from the year ended December 31, 1998 was $1,500,000 borrowed on the bank line of credit, $250,000 of short-term borrowings, and advances from stockholders, net of repayments, of $550,284.

         We believe that existing cash balances and the credit agreement with Comerica will be sufficient to meet the capital requirements of our current business for the next twelve months. We expect to offer our common stock in an initial public offering in the second quarter of 2000 and we expect to raise approximately $4 million in gross proceeds which we will use to pay down debt and to acquire additional inventory. We will, however, require additional equity or debt financing in order to implement our expansion plans and, in particular, the expansion of our business into turbine engine and aircraft sales. Thereafter, if our capital requirements increase, we could be required to secure additional sources of capital. There can be no assurance we will be capable of securing additional capital or that the terms upon which such capital will be available to us will be acceptable.

Inflation

  Although we cannot accurately anticipate the effect of inflation on our operations, we do not believe that inflation has had, or is likely in the foreseeable future to have, a material effect on our results of operations or financial condition. Increases in fuel costs due to inflation may adversely affect demand for used aircraft that typically are less fuel efficient, thereby decreasing demand for aircraft and engine components and spare parts for these aircraft.

Year 2000

  We have not experienced any material business interruptions or supplier delays from Year 2000 computer issues to date and have not discovered any Year 2000 problems in internal computer systems material to our operations. However, the failure of our internal systems or those of any of our customers, vendors, suppliers or service providers could have a material adverse affect on our operations.

Plan of Operation

         Over the next twelve months, we intend to expand our inventory of aircraft and engine spare parts and to acquire turbine jet engines and/or aircraft. We also anticipate hiring additional employees, particularly in the marketing area. These plans will require additional capital, which we intend to obtain through a public offering of equity securities and/or through additional debt financing.

         Aviation Holdings International owns a one-half interest in a DC10-30 flight simulator. Our management, and the co-owner of the DC10-30 flight simulator, have determined that the flight simulator will be best utilized if disassembled and sold as spare parts to current users of DC10 parts and peripheral equipment. We anticipate this liquidation will be completed by September 30, 2001.

          We believe that anticipated cash flows from operations will meet our anticipated short term cash needs for working capital and will enable us to make future inventory expenditures for the foreseeable future. On August 12, 1998, Aviation Holdings International entered into a credit agreement with Comerica Bank whereby Comerica Bank agreed to extend a revolving line of credit to Aviation Holdings International of up to $3,500,000. The revolving line of credit is intended to fund working capital needs such as inventory purchases and, subject to Comerica's approval, strategic acquisitions. The funds advanced to Aviation Holdings International by Comerica are secured by the assets of Aviation Holdings International. The outstanding balance may not at any time exceed the sum of (a) 85% of Aviation Holdings International's eligible accounts receivable and (b) 35% of Aviation Holdings International's eligible inventory. This credit facility has been renewed through September 2000. As of December 31, 1999, the maximum amount available to Aviation Holdings International under this formula was approximately $2,191,588 million, and the outstanding balance was approximately $2,125,000 million.

         We do not anticipate material capital expenditures for the coming fiscal year unless we acquire one or more complementary businesses as described above.

Item 7. Financial Statements.

The Financial Statements are included in this annual report beginning on page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    PART III


         The Directors and executive officers of Aviation Holdings Group and Aviation Holdings International, their ages and positions are set forth below:

          Joseph J. Nelson              49         President, Chief Executive Officer and Director of Aviation Holdings
                                                   International and Aviation Holdings Group

          Simon Chiang                  44         Executive Vice President of Aviation Holdings International and Aviation
                                                   Holdings Group and Director of Aviation Holdings International and Aviation
                                                   Holdings Group

          Michael J. Cirillo            31         Director of Aviation Holdings International and Aviation Holdings Group

          Theodore H. Gregor            48         Director of Aviation Holdings International and Aviation Holdings Group

          Joseph F. Janusz              47         Vice President-Finance and Chief Financial Officer of
                                                   Aviation Holdings Group and Aviation Holdings International

         Joseph J. Nelson has been our President, Chief Executive Officer and a Director since August 1998 and President, Chief Executive Officer and a Director of Aviation Holdings International since October 1996. Prior to October 1996 he was Senior Vice-President of The AGES Group, L.P. ("AGES"), responsible for the operations of four divisions with revenues of approximately $100 million, and held other positions with AGES since October 1990. Prior thereto, Mr. Nelson was with Ryder Corporation attaining the position of Vice President of Sales. Mr. Nelson holds a B.S. degree from DePaul University and an M.B.A. in Finance from Farleigh Dickinson University.

         Simon Chiang has been Executive Vice President since August 1999, prior to which he was Vice President of Asia and Pacific Rim Operations and a Director of Aviation Holdings International since February 1998 and has been a Director of ours since August 1998. From 1986 to 1995, Mr. Chiang was President of Simon International Trading Corp., a company engaged primarily in the import and export of aviation tooling. Mr. Chiang is also the founder and has served as President of Pacific Airlines Support Corp. and of Pasco-Financial from 1995 to 1998. Mr. Chiang holds a B.A. degree from Fu Ren University, Taipei, Taiwan.

         Michael J. Cirillo has been President of The D.A.R. Group, Inc., an investment banking firm and President of CBM Consultants, Inc., a marketing and consulting firm since 1995. From 1987 through 1995 Mr. Cirillo was an officer and director of Flex Resources, Inc., a temporary and permanent employment firm. Mr. Cirillo has been a Director of Aviation Holdings International since June 1997 and a Director of Aviation Holdings Group since August 1998. Mr. Cirillo holds a B.S. degree from Farleigh Dickinson University.

          Theodore H. Gregor has been a director of Aviation Holdings International since October 1997 and a director of Aviation Holdings Group since August 1998. Since 1972, he has been the President of Aero Kool Corporation, a privately-held company engaged in business as an FAA approved repair facility. Mr. Gregor holds a B.S. degree in Mechanical Engineering from the University of Miami.

         Joseph F. Janusz has been Vice President of Finance and Chief Financial Officer of Aviation Holdings Group since September 1999 and of Aviation Holdings International since June 1, 1997. From March 1996 through May 1997, he was a practicing certified public accountant. From September 1993 through March 1996, Mr. Janusz was the Chief Financial and Operations Officer of Homeshield Industries, Inc. a privately-held manufacturing company. Mr. Janusz received a B.S. degree in Accounting from the University of Florida. He is a member of the American Institute of CPAs, the Florida Institute of CPAs and is a licensed real estate broker in Florida.

          The officers of Aviation Holdings Group and Aviation Holdings International are elected by the Board of Directors of Aviation Holdings Group and Aviation Holdings International, respectively, to serve until their successors are elected and qualified. The Directors are elected at the annual meeting of the stockholders.

          Aviation Holdings Group's Certificate of Incorporation and Bylaws and Aviation Holdings International's Certificate of Incorporation and Bylaws provide for the indemnification of, and advancement of expenses to, directors and officers. Aviation Holdings International has also entered into agreements to provide indemnification for its Directors and executive officers.

Committees

          Our Board of Directors has not to date established any committees, but intends to establish an Audit Committee. The Audit Committee will recommend the independent accountants appointed by the Board of Directors to audit our financial statements, and will review with such accountants the scope of their audit and their report thereon, including any questions and recommendations that may arise relating to such audit and report of our internal accounting and auditing procedures.

Director Compensation

          Our Directors have not received any compensation for their services as Directors in the past. We intend to pay directors who are not employed by us a fee of $500 for each meeting of the Board of Directors attended and $500 for each committee meeting attended.

          In addition, all Directors will receive stock option grants under the Stock Option Plan for serving on our Board of Directors. Options to purchase 5,000 shares of common stock will be automatically granted to each Director on December 31 of each year, starting December 31, 1999, at an option exercise price equal to the closing bid or sales price of the common stock on such date. Additionally, Directors appointed to the Board of Directors of Aviation Holdings International in the future will be granted options to purchase 10,000 shares of common stock at an exercise price equal to the closing bid or sales price of the common stock on the date of their appointment.

Section 16(a) Beneficial Ownership Reporting Compliance

          Section 16(a) of the Exchange Act requires Aviation Holdings Group's directors, certain of its officers and persons who own more than ten percent of its common stock (collectively the "Reporting Persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission") and to furnish Aviation Holdings Group with copies of these reports.

          Based on its review of the copies of these reports received by it, and representations received from Reporting Persons, Aviation Holdings Group believes that not all filings required to be made by the Reporting Persons for the period February 3, 2000 through March 31, 2000 were made on a timely basis. Joseph D. Nelson, Simon Chiang, Michael Cirillo Theodore H. Gregor, Joseph J. Janusz and APP Investments filed Forms 3 late in connection with Aviation Holdings Group's initial registration under the Exchange Act as it appears that Argaman, Inc. has not filed.

Item 10.  Executive Compensation.

          The following table reflects compensation paid or accrued during the indicated fiscal years.


                                                     Summary Compensation Table

      Name and Principal                                                                                  All other
Position                             Year             Salary             Bonus          Other(1)         Compensation
-------------------------------     ---------     ---------------     -----------      ----------        --------------
Joseph J. Nelson                      1999            184,000             50,000          0.00               0.00
          President, Chief            1998            160,000             29,999        20,128(2)            0.00
          Executive Officer
          and Director
Simon Chiang                          1999            110,000             26,000          0.00               0.00
          Executive Vice              1998             87,653             21,500          0.00               0.00
          President and
          Director
Joseph F. Janusz                      1999             86,000             21,500          0.00               0.00
          Vice President of           1998             78,000             14,500        62,500(3)            0.00
          Aviation Holdings
          International

(1) Does not include perquisites and other personal benefits, securities or property if the aggregate amount of such compensation for each of the persons listed did not exceed the lesser of (i) $50,000 or (ii) ten percent of the combined salary and bonus for such person during the applicable year.

(2) Represents 4,000 shares of the common stock granted on August 1, 1998 by the Company's Board of Directors at $5.03 per share. The shares were issued in consideration of services rendered.

(3) Represents 25,000 shares of Aviation Holdings International's common stock granted on June 11, 1998 by Aviation Holdings International's Board of Directors at $2.50 per share. The shares were issued by Aviation Holdings International in consideration of services rendered.

          The following table contains information concerning stock options granted to officers and directors through December 31, 1999.

                             Number of
                          Options/Warrant          % of Options
                                 s                  Granted to            Exercise or        Earliest
        Name                  Granted              Employees (1)          Base Price       Exercise Date      Expiration Date
        ----                  -------              -------------          ----------       -------------     -----------------
Joseph Nelson                  50,000                  12.5%                 2.50             12/24/97       December 23, 2002
Joseph Nelson                 200,000                  49.8%                 2.50             5/31/98        May 30, 2003
Joseph Nelson                  25,000                   6.2%                  2.50             5/31/98       May 30, 2003
Joseph Janusz                  20,000                   5.0%                  2.50             10/29/98      June 11, 2004
Joseph Janusz                  20,000                   5.0%                  2.50             12/24/97      June 11, 2004
Joseph Janusz                  15,000                   3.7%                  2.50             5/31/98       June 11, 2004
Simon Chiang                   15,000                   3.7%                  2.50            2/12/99 (2)    February 11, 2003
Simon Chiang                   10,000                   2.5%                  2.50             5/31/98       May 30, 2003
Theodore Gregor                10,000                   2.5%                  2.50             11/6/97       November 5, 2002

          (1) Excludes from total options those options canceled due to employee termination and options canceled under the provisions of Joseph Nelson's employment agreement. The cancellations amounted to 35,000 options shares in 1998 and 15,750 option shares in 1999.

          (2) Options vest as to 5,000 shares on February 12 of each year, commencing February 12, 1999.

          The following table sets forth information regarding the number and value of options held as of December 31, 1999 by the directors and officers, based on an assumed value of $2.75 per share of common stock. No options have been exercised to date.

                                                                                       Value of Unexercised In-the Money
                                    Number of Unexercised Options                                 Options
                                        at December 31, 1999                               at December 31, 1999
    Name                         Exercisable            Unexercisable              Exercisable             Unexercisable
    ----                         -----------            -------------              -----------             -------------
Joseph Nelson                      275,000                   ---                     $68,750                     ---
Joseph Janusz                       55,000                   ---                     $13,750                     ---
Simon Chiang                        15,000                10,000                     $ 3,750                  $2,500
Theodore Gregor                     10,000                   ---                     $ 2,500                     ---


Employment Agreements

         Aviation Holdings Group and Mr. Nelson have entered into an employment agreement dated as of May 31, 1998 providing for Mr. Nelson's employment as President and Chief Executive Officer of Aviation Holdings Group. The agreement has a term of three years and, thereafter, continues on a month-to-month basis. The agreement provides for compensation consisting of (i) annual base compensation of $175,000, (ii) an annual bonus equal to 3% of the pre-tax net income of Aviation Holdings Group (exclusive of the pre-tax net income of Aviation Holdings International) and 3% of the pre-tax net income of Aviation Holdings International, and (iii) certain fringe and other employee benefits that are made available to the senior executives of Aviation Holdings Group. Pursuant to the agreement, Mr. Nelson was granted options to purchase 200,000 shares of common stock at a price of $2.50 per share. The options are fully vested and expire on May 31, 2003. In the event of a change in control of Aviation Holdings Group other than one approved by its Board of Directors or in the event that Mr. Nelson's employment is terminated by Aviation Holdings Group for any reason other than his death or disability or for "cause" (as defined in the agreement), Mr. Nelson will be entitled to receive a lump sum payment equal to his annual base compensation multiplied by three. In the event of Mr. Nelson's death or disability, Mr. Nelson or his estate shall receive Mr. Nelson's base compensation for 24 months or the remainder of the term of the agreement, whichever is shorter.

         Aviation Holdings International and Simon Chiang have entered into an employment agreement dated as of February 12, 1998, as amended August 1, 1999, providing for Mr. Chiang's employment as Vice President of Aviation Holdings International prior to August 1, 1999, and Executive Vice President of Aviation Holdings Group and Aviation Holdings International thereafter. The agreement has a term of three years and thereafter continues on a month-to-month basis. The agreement provides for compensation consisting of (i) annual base compensation of $131,000 ($95,000 prior to August 1, 1999), (ii) an annual graduated bonus based on a percentage of Aviation Holdings International's net sales from business conducted within China (0% of first $1.5 million; 1% of next $1 million; 2% of next $1.5 million; 3% of next $1.5 million; and 4% of net sales in excess of $5.5 million), and (iii) certain fringe and other employee benefits that are made available to similarly situated executives of Aviation Holdings International. Pursuant to the agreement, Mr. Chiang was granted options, under Aviation Holdings International's Stock Option Plan, to purchase 15,000 shares of Aviation Holdings International common stock at a price of $2.50 per share. The options vest at the rate of 5,000 per year. In the event that Mr. Chiang's employment is terminated by Aviation Holdings International for any reason other than his death or disability or for "cause" (as defined in the agreement), Mr. Chiang will be entitled to receive any bonus due to the date of such event and his annual base compensation for the unexpired term of the agreement. In the event of Mr. Chiang's death, his estate shall be entitled to receive Mr. Chiang's base compensation for sixty days.

  Aviation Holdings International and Joseph F. Janusz have entered into an employment agreement dated as of June 11, 1999 pursuant to which Mr. Janusz serves as Chief Financial Officer of Aviation Holdings International. The agreement has a term of two years and provides for (i) annual base compensation of $89,500, (ii) an annual bonus, and (iii) benefits consistent with Aviation Holdings International's then current policies and reasonable expense reimbursement. Pursuant to the agreement, Mr. Janusz was granted, under Aviation Holdings International's Stock Option Plan, options to purchase 20,000 shares of Aviation Holdings International common stock. In the event that Mr. Janusz's employment is terminated by Aviation Holdings International for reasons other than his death or permanent disability or for "cause" (as definition the agreement), Mr. Janusz will be entitled to receive his annual base compensation for 12 months prorated, annualized and calculated through the date of termination. In the event that Mr. Janusz's employment is terminated for disability, Mr. Janusz shall be entitled to receive his base compensation for six months. In the event of Mr. Janusz's death, his estate shall be entitled to receive Mr. Janusz's base compensation for six months. The agreement provides that Aviation Holdings International will require any successor to all or substantially all of the business or assets of Aviation Holdings International to assume Aviation Holdings International's obligations under the agreement.

Stock Option Plan

         On September 1, 1997, the Board of Directors of Aviation Holdings International adopted a Stock Option Plan which was superseded, effective March 1, 1999, by a Stock Option Plan of Aviation Holdings Group (the "Plan"). This Plan provides for the grant of Incentive Stock Options, Non-qualified Stock options and Stock Appreciation Rights to employees selected by the Board of Directors of Aviation Holdings Group, or Compensation Committee. The Plan also sets forth applicable rules and regulations for stock options granted to non-employee directors. As of the date of this prospectus, 255,750 options are outstanding under the Plan, which replaced the same number of options granted under the predecessor plan, including 75,000 to Mr. Nelson, 25,000 to Mr. Chiang, 10,000 to Mr. Gregor and 55,000 to Mr. Janusz. The Plan is subject to stockholder approval and will be submitted to the stockholders at our annual meeting in 1999.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

  The following table sets forth certain information regarding the beneficial ownership of the common stock (including common stock acquirable within 60 days pursuant to options, warrants, conversion privileges or other rights) of the Company as of March 24, 2000: (i) by each of the Company's directors and executive officers, (ii) all executive officers and directors as a group, and (iii) all persons known by the Company to own beneficially more than 5% of the common stock. All persons listed have sole voting and investment power over the indicated shares unless otherwise indicated.


NAME                                      SHARES               PERCENT
----                                      ------               -------
Joseph J. Nelson(1)(2)                   471,800                11.2
Joseph F. Janusz(1)(3)                    70,000                 1.7
Simon Chiang(1)(4)                       187,123                 4.4
Michael J. Cirillo(1)(5)                 234,000                 5.5
Theodore H.  Gregor(6)                    10,000                 0.2
1495 Southeast Avenue
Hialeah, FL  33010
APP Investments, Inc.(7)                 745,000                17.7
Two Penn Center Plaza
Suite 605
Philadelphia, PA 19102
Argaman, Inc.(8)                         600,000                14.2
M.S.A. Trust Company, Ltd., Co.
Daniel Frisch Street
64731 Tel Aviv, Israel

NAME                                      SHARES               PERCENT
----                                      ------               -------
Norton Herrick Security Trust            395,000                 9.4
Norton Herrick, Trustee
20 Community Place
Morrestown, NJ 07960
All officers and directors
 as a group(2)(3)(4)(7)                  972,923                23.1
--------------------------------------------

(1) The addresses for Messrs. Nelson, Janusz, Chiang and Cirillo are c/o Aviation Holdings Group, Inc., 15675 N.W. 15th Avenue, Miami, Florida 33169

(2)  Includes 275,000 shares subject to options presently exercisable.

(3)  Includes 55,000 shares subject to options presently exercisable.

(4) Includes 55,556 shares held by Ann Chiang, Mr. Chiang's wife. Also includes 15,000 shares subject to options presently exercisable.

(5) Includes 30,000 shares of common stock, and warrants to purchase 200,000 shares of common stock, owned by the D.A.R. Group, Inc. of which Mr. Cirillo is the President. Also includes 4,000 shares owned by RP Capital Growth, L.P., of which Mr. Cirillo is a partner.

(6)  Includes 10,000 shares subject to options presently exercisable.

(7) APP is a personal holding company. The sole shareholder of APP is Andrew P. Panzo. Neither APP nor Mr. Panzo is affiliated with any officer, director, or other principal stockholder.

(8) Includes warrants to purchase 100,000 shares of common stock. Argaman is an Israeli corporation engaged in making investments on behalf of its shareholders. Argaman is not affiliated with any officer, director or other principal stockholder. We do not know who beneficially owns the shares held by Argaman, and representatives of Argaman have refused to provide that information to us.

Item 12. Certain Relationships and Related Transactions.

         On February 12, 1998, Aviation Holdings International consummated a transaction whereby Aviation Holdings International acquired all or a majority of the outstanding capital stock of a number of companies controlled by Simon Chiang in return for 150,000 shares of Aviation Holdings International common stock. The entities acquired are as follows: 100% of the capital stock of PASCO International Aviation Corp., a Florida corporation; 90% of the capital stock of PASCO International Aviation Corp. Limited, a Hong Kong Corporation; 80% of the capital stock of PASCO Financial Services Limited, a Hong Kong corporation; and 100% of the capital stock of Aero-Link Flight Systems Limited, a Hong Kong Corporation. In connection with these transactions, Aviation Holdings International paid certain amounts on behalf of the acquired companies for which Mr. Chiang agreed to be liable in the aggregate amount of $151,709 as of December 31, 1999, which amounts Mr. Chiang has agreed to repay prior to December 31, 2000. Simultaneously with the aforementioned transactions, Aviation Holdings International and Mr. Chiang entered into an employment agreement pursuant to which Mr. Chiang serves as Aviation Holdings International's Vice President for Asia and the Pacific Rim Operations. See "Management - Employment Agreements."

          On October 15, 1998, Nancy Plotkin and the John C. Jacobs Trust loaned an aggregate of $250,000 to the Company. These loans were evidenced by promissory notes due March 15, 1999 (subject to extension by the Company to May 15,1 999), bear interest at 10% per annum and are secured by the pledge of 51% of the outstanding stock of Aviation Holdings International. As additional consideration for the loans, the Company issued 20,000 shares of its common stock to Nancy Plotkin and 5,000 shares to the John C. Jacobs Trust. In May 1999 the Company extended the maturity date of these promissory notes to July 14, 1999 and issued a warrant to purchase 12,000 shares of common stock to Nancy Plotkin and a warrant to purchase 3,000 shares of common stock to the John G. Jacobs Trust as consideration for this extension. The warrants are exercisable for three years from the date of grant at an exercise price of $4.00 per share. In August 1999, the note holders agreed to extend the maturity date of these promissory notes to September 17, 1999 upon issuance of 4,800 shares of common stock to Nancy Plotkin and 1,200 shares of common stock to the John G. Jacobs Trust. In September 1999, the note holders agreed to extend the maturity date of these promissory notes to October 17, 1999 upon issuance of 4,000 shares of common stock to Nancy Plotkin and 1,000 shares of common stock to the John G. Jacobs Trust. In October 1999, the noteholders agreed to extend the maturity date of these promissory notes to November 17, 1999 upon prepayment of interest on the notes through the end of the extension. These notes were paid in full in December 1999.

          On March 3, 1999, Aviation Holdings Group purchased 600,000 shares of Aviation Holdings International common stock from Argaman, Inc. ("Argaman") in exchange for 500,000 shares of the common stock and a warrant to purchase an additional 100,000 shares at an exercise price of $3.75 per share.

          On June 1, 1999, Aviation Holdings Group issued warrants to purchase 210,000 shares of common stock to the D.A.R. Group, Inc. and Dallas Investments, Ltd. in consideration for the cancellation of warrants to purchase 1,000,000 shares of common stock of Aviation Holdings International.

          On August 31, 1999 Aviation Holdings Group sold to IP Services, Inc. ("IP") its interest in a promissory note from Environmental Waste Solutions, Inc. with a book value of $900,000 which is secured by a mortgage on a 60 acre parcel of land in Colchester, Connecticut. IP is an affiliate of Howard M. Appel, who may be considered an organizer of Aviation Holdings International. The purchase price was $900,000 plus 50% of any net proceeds received from the debtor or on foreclosure. The note and mortgage related to advances made by Aviation Holdings Group to the debtor in connection with a proposed transaction prior to the Company's acquisition of Aviation Holdings International and unrelated to the Company's current business.

Item 13. Exhibits List and Reports on Form 8-K.

(a) The following financial statements are filed as part of this registration statement.

AVIATION HOLDINGS GROUP, INC.

    Independent Auditors' Report
    Consolidated Balance Sheets as of December 31, 1998 and
       December 31, 1999
    Consolidated Statements of Operation for the Years Ended
       December 31, 1998 and 1999
    Consolidated Statements of Changes in Stockholders' Equity for the
       Years Ended December 31, 1998 and 1997
    Consolidated Statements of Cash Flows for the Years Ended December 31, 1998
       and 1999
    Notes to Financial Statements


(b) The following exhibits are filed as part of this registration statement. Exhibit numbers correspond to the exhibit requirements of Regulation S-B.

Exhibit
Number                  Description
------                  -----------
  3.1
         (a)      Certificate of Incorporation, as amended  *
         (b)      Articles of Merger or Share Exchange*
         (c)      Certificate of Ownership and Merger*
         (d)      Certificate of Amendment*
  3.2    Bylaws of the Company, as amended to date*
  4.1    Form of Common Stock Certificate*
  4.2    Plotkin Warrant*
  4.3    Jacobs Warrant*
  4.4    D.A.R. Group Warrant*
  4.5    Dallas Investments Warrant*
 10.1    1999 Stock Option Plan*
 10.2    Employment Agreement of Joseph J. Nelson*
 10.3    Employment Agreement of Simon Chiang*
 10.4    Lease for Company Headquarters*
 10.5    Share Exchange Agreements
                  Share Exchange Agreement between The D.A.R. Group and EYEQ Networking, Inc. *
         (a)      Share Exchange Agreement between The Eastwind Group, Inc. and EYEQ Networking, Inc.*
         (b)      Share Exchange Agreement between KAB Investments, Inc. and EYEQ Networking, Inc.*
         (c)      Share Exchange Agreement between Godwin Finance Ltd. and EYEQ Networking, Inc.*
         (d)      Share Exchange Agreement between Clifton Capital Ltd. and EYEQ Networking, Inc.*
         (e)      Share Exchange Agreement between Elanken Family Trust and EYEQ Networking, Inc.*
         (f)      Share Exchange Agreement between Joseph Laura and EYEQ Networking, Inc.*
         (g)      Share Exchange Agreement between Dallas Investments, Ltd. and EYEQ Networking, Inc.*
         (h)      Share Exchange Agreement between Joseph Nelson and EYEQ Networking, Inc.*
         (i)      Share Exchange Agreement between Fersam International Ltd. and EYEQ Networking, Inc.*
         (j)      Share Exchange Agreement between I.P. Services Inc. and EYEQ Networking, Inc.*
         (k)      Share Exchange Agreement between Discretionary Investment Trust dated 7/7/93and EYEQ
                    Networking
         (l)      Share Exchange Agreement between Brian Due and EYEQ Networking, Inc.*
         (m)      Share Exchange Agreement between Bill Seidle and EYEQ Networking, Inc.*
         (n)      Share Exchange Agreement between Leonard Bloom and EYEQ Networking, Inc.*
         (o)      Share Exchange Agreement between Sheng Kuang Chiang and EYEQ Networking, Inc.*
         (p)      Share Exchange Agreement between Bing Ju Chiang and EYEQ Networking, Inc.*
         (q)      Share Exchange Agreement between Impact Investment Company, Ltd. and EYEQ Networking, Inc.*
         (r)      Share Exchange Agreement between Silvertown International Corp. and EYEQ Networking, Inc.*
         (s)      Share Exchange Agreement between Janet and Robert Weinstein and EYEQ Networking, Inc.*
         (t)      Share Exchange Agreement between Amaury Borges and EYEQ Networking, Inc.*
         (u)      Share Exchange Agreement between SPH Equities, Inc. and EYEQ Networking, Inc.*
         (v)      Share Exchange Agreement between Bella Shrem and EYEQ Networking, Inc.*
         (w)      Share Exchange Agreement between Mustang Electronics Inc. Affiliated Defined Benefits Pension
                    Plan and EYEQ Networking, Inc.*
         (x)      Share Exchange Agreement between Gary Cunningham and EYEQ Networking, Inc.*
         (y)      Share Exchange Agreement between Ron Halper and EYEQ Networking, Inc.*
         (z)      Share Exchange Agreement between John Hunter and EYEQ Networking, Inc.*
         (aa)     Share Exchange Agreement between Eugene Savonen and EYEQ Networking, Inc.*
         (bb)     Share Exchange Agreement between William Voohees and EYEQ Networking, Inc.*
         (cc)     Share Exchange Agreement between Arthur Lucchesi and EYEQ Networking, Inc.*

         (dd)     Share Exchange Agreement between Gerard Bartolomeo and EYEQ Networking, Inc.*
         (ee)     Share Exchange Agreement between Neal Erps and EYEQ Networking, Inc.*
         (ff)     Share Exchange Agreement between Tor Osmundsen and EYEQ Networking, Inc.*
         (gg)     Share Exchange Agreement between James Catania and EYEQ Networking, Inc.*
         (hh)     Share Exchange Agreement between Legal America of Virginia, Ltd. and EYEQ Networking, Inc.*
         (ii)     Share Exchange Agreement between Joseph Janusz and EYEQ Networking, Inc.*
         (jj)     Share Exchange Agreement between Rozel International Holdings, Ltd. and EYEQ Networking, Inc.*
         (kk)     Share Purchase Agreement with Argaman, Inc.*
         (ll)     Argaman, Inc. Stock Purchase Warrant*
 10.7    (a)      Amended and Restated Comerica Bank Credit Agreement dated
                    September 1, 1999*
         (b)      Comerica Bank Master Revolving Note dated September 1, 1999*
         (c)      Comerica Guaranty dated September 1, 1999 with Aviation
                    Holdings Group, Inc.*
         (d)      Comerica Guaranty dated September 1, 1999 with Pasco Int'l Aviation Corp., Aero-Link Flight
                    Systems, Inc., Aero-Link Flight Systems Limited and Pasco Financial Services Limited*
         (e)      Comerica Bank Security Agreement dated August 12, 1998*
         (f)      Advance Formula Agreement dated August 12, 1998*
         (g)      Comerica Bank Security Agreement dated as of September 1, 1999 with Aviation Holdings
                    Group, Inc.*
         (h)      Comerica Bank Security Agreement dated as of September 1, 1999 with Aero-Link Flight Systems, Inc.*
         (i)      Comerica Bank Security Agreement dated as of September 1, 1999 with Aero-Link Flight Systems
                    Limited*
         (j)      Comerica Bank Security Agreement dated as of September 1, 1999 with Pasco Financial Services
                    Limited*
         (k)      Comerica Bank Security Agreement dated as of September 1, 1999 with Pasco Int'l Aviation Corp.
10.8     Indemnity Agreement with Directors and Officers*
10.9     Consulting Agreement*
10.10    Purchase Agreement*
10.11    Stock Purchase Agreement among Jet Aviation Trading, Inc., PASCO International Aviation Corp., et al.*
10.12    Employment Agreement with Joseph J. Janusz*
10.13    Cooperative Agreement between PASCO International Aviation Corporation, Inc. and China Northern Airlines*
10.14    Consignment Contract between Jet Aviation Trading, Inc. and Fersam International, Ltd. dated December 1,
           1996*
10.15    Manufacturers Representative Agreement with Mirandy Products, Ltd. dated January 27, 1997*
10.16    Sales Representation Agreement between Aviation Holdings International, Inc. and Accessory Technologies
           Corporation dated January 1, 1995*
10.17    Sales Representation Agreement between Aviation Holdings International at Aero Kool Corporation dated
           January 1, 1999*

10.18    Sales Representation Agreement between Aviation Holdings International and AAS Landing Gear Services, inc.
           dated April 1, 1999*
10.19    Agreement between Aero-Link Flight Systems Corp. Ltd. and China Airlines*
10.20    Modification of Employment Agreement for Simon Chiang*
11       Computation of Net Loss Per Share
21.1     Subsidiaries of the Company*
27.      Financial Data Schedule
*Incorporated by reference to Registration Statement on Form SB-2, File No. 333-75169.

                          AVIATION HOLDINGS GROUP, INC.





                        INDEX TO THE FINANCIAL STATEMENTS



                                                                            Page
                                                                            ----

Independent Auditors' Report                                                  F2


Consolidated Balance Sheets as of December 31, 1998 and 1999                  F3


Consolidated Statements of Operation for the Years Ended
   December 31, 1998 and 1999                                                 F5


Consolidated Statements of Changes in Stockholders' Equity for
   the Years Ended December 31, 1998 and 1999                                 F6


Consolidated Statements of Cash Flows for the Years Ended
   December 31, 1998 and 1999                                                 F7


Notes to Financial Statements                                                 F9

                          INDEPENDENT AUDITORS' REPORT



To the Stockholders and Board of Directors
Aviation Holdings Group, Inc.
Miami, Florida


We have audited the accompanying consolidated balance sheets of Aviation Holdings Group, Inc. (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aviation Holdings Group, Inc. as of December 31, 1999 and 1998, and the consolidated results of its operations, changes in stockholders' equity and cash flows for the years ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles.


L J SOLDINGER ASSOCIATES




Arlington Heights, Illinois

February 4, 2000

                          AVIATION HOLDINGS GROUP, INC.
                           Consolidated Balance Sheets
                           December 31, 1998 and 1999

                                     ASSETS


                                                               1998              1999
                                                             --------         ----------
Current Assets
    Cash                                                    $  363,690       $   426,688
    Trade receivables, net                                   2,842,545         1,710,014
    Inventory                                                3,220,062         4,700,636
    Employee advances                                            4,040            16,866
    Advances to stockholder - related party                     75,181           151,709
    Prepaid expenses                                            24,728            39,776
    Refundable income taxes                                     16,200            16,200
                                                            ----------       -----------

         Total Current Assets                                6,546,446         7,061,889
                                                            ----------       -----------

Property and Equipment, Net                                    303,121           324,188
                                                            ----------       -----------

Other Assets
    Investment in joint venture                                503,042           710,189
    Deposits                                                    17,382            16,713
    Note receivable, net                                       900,000                 -
    Interest receivable from stockholders - related party       25,827            47,627
    Intangibles, net                                           357,766           672,859
    Deferred offering costs                                    109,782           749,342
                                                            ----------       -----------

         Total Other Assets                                  1,913,799         2,196,730
                                                            ----------       -----------

Total Assets                                                $8,763,366       $ 9,582,807
                                                            ==========       ===========



    The accompanying notes are an integral part of the financial statements.

                          AVIATION HOLDINGS GROUP, INC.
                           Consolidated Balance Sheets
                           December 31, 1998 and 1999



                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                               1998              1999
                                                             --------         ----------
Current Liabilities
    Short-term borrowings - bank                            $ 1,500,000       $ 2,125,000
    Short-term borrowings - others                              148,685                 -
    Current portion of long-term debt                             3,272             8,099
    Accounts payable                                          2,130,906         2,620,343
    Accrued expenses                                            404,498           376,597
    Advances from stockholders                                  782,500             1,000
    Income taxes payable                                        204,700            53,000
                                                             ----------       -----------

         Total Current Liabilities                            5,174,561         5,184,039

Long-term debt, net of current portion                           13,124            24,489
                                                             ----------       -----------

         Total Liabilities                                    5,187,685         5,208,528
                                                             ----------       -----------

Minority Interest                                             1,186,964           346,943
                                                             ----------       -----------

Commitments and Contingencies

Stockholders' Equity
    Preferred stock; no par value; authorized  -
       2,000,000 shares; issued - none                              --                 --
    Common stock; $.0001 par value; At December 31,
       1998, authorized - 18,000,000 shares; issued,
       issuable and outstanding - 3,474,815; shares;
       At December 31, 1999 authorized - 18,000,000
       shares; issued, issuable and outstanding -
       4,219,315                                                   347                422
    Additional paid-in capital                               4,148,457          6,037,544
    Less subsidiary stock subscription receivable -
       related parties                                        (280,000)          (280,000)
    Accumulated deficit                                     (1,480,087)        (1,730,630)
                                                             ----------       -----------

         Total Stockholders' Equity                          2,388,717          4,027,336
                                                             ----------       -----------

         Total Liabilities and Stockholders' Equity         $8,763,366        $ 9,582,807
                                                            ==========        ===========




    The accompanying notes are an integral part of the financial statements.

                          AVIATION HOLDINGS GROUP, INC.
                      Consolidated Statements of Operations
                     Year Ended December 31, 1998, and 1999


                                                                1998             1999
                                                             ----------       -----------

Net Sales                                                   $ 8,365,197      $ 15,859,271

Cost of Goods Sold                                            5,839,049        11,711,084
                                                            -----------      ------------

Gross Profit                                                  2,526,148         4,148,187
                                                            -----------      ------------

Operating Expenses
    Salaries and wages                                        1,300,172         1,451,056
    General and administrative                                1,771,560         2,091,439
    Professional fees                                           617,099           256,560
                                                            -----------      ------------

Total Operating Expenses                                      3,688,831         3,799,055
                                                            -----------      ------------

Income (Loss) from Operations                                (1,162,683)          349,132

Other Income (Expense)
    Interest expense                                            (96,044)         (644,073)
    Interest income                                              72,825            27,272
    Income (loss) from joint venture                             (8,313)           21,774
                                                            -----------      ------------

Total Other Expense                                             (31,532)         (595,027)
                                                            -----------      ------------

Loss Before Income Taxes and Minority Interest               (1,194,215)         (245,895)

Income Tax (Expense) Benefit                                   (186,863)           40,259
                                                            -----------      ------------

Loss Before Minority Interest                                (1,381,078)         (205,636)

Minority Interest                                                (3,702)          (44,907)
                                                            -----------      ------------

Net Loss                                                    $(1,384,780)         (250,543)
                                                            ===========      ============

Basic and Diluted Loss Per Common Share                     $      (.46)     $       (.06)
                                                            ===========      ============

Average Common Shares - Basic and Diluted                     3,035,856         4,021,216
                                                            ===========      ============




    The accompanying notes are an integral part of the financial statements.

                          AVIATION HOLDINGS GROUP, INC.
           Consolidated Statements of Changes in Stockholders' Equity
                      Year Ended December 31, 1998 and 1999




                                                     Common Stock            Additional        Stock
                                             ----------------------------     Paid-In       Subscription    Accumulated
                                                 Shares         Amount        Capital        Receivable       Deficit
                                             --------------  ------------  --------------  --------------  -------------
Balances as of December 31, 1997                 2,350,000    $   235       $ 1,009,617      $       -     $   (95,307)

Common stock issued in the Aviation
   Holdings International, Inc. acquisition      1,095,815        110         2,619,626              -               -
Stock subscription receivable from
   officers' subsidiary stock - related
   parties                                               -          -                         (280,000)              -
Compensatory common stock
   options issued                                        -          -           360,200              -               -
Common stock issued to officer -
   related party                                     4,000          -            20,128              -               -
Common stock and warrants issued in
 connection with $250,000 note payable              25,000          2           138,886              -               -
Net loss                                                 -          -                 -              -      (1,384,780)
                                                ----------     ------       -----------      ---------    ------------

Balances as of December 31, 1998                 3,474,815        347         4,148,457       (280,000)     (1,480,087)

Common stock and warrants issued in
   the Aviation Holdings International,
   Inc. acquisition                                500,000         50         1,041,498              -               -
Common stock issued in connection with
   506 offering, net of offering cost paid         118,000         12           264,988              -               -
Common stock issued by major
   stockholder on behalf of Company in
   connection with $250,000 notes payable                -          -           176,015              -               -
Common stock issued in the Aviation
   Holdings acquisition                            115,500         11           206,445              -               -
Common stock issued by major
   stockholder on behalf of Company in
   connection with $250,000 notes payable                -          -            43,190              -               -
Warrants issued by Company in connection
   with $250,000 notes payable                           -          -            29,914              -               -
Common stock issued in connection with
   $250,000 notes payable                           11,000          2            43,412              -               -
Compensatory stock options issued                        -          -            83,625              -               -
Net loss                                                 -          -                 -              -        (250,543)
                                                ----------      -----       -----------      ---------     -----------

Balances as of December 31, 1999                 4,219,315      $ 422       $ 6,037,544      $(280,000)    $(1,730,630)
                                                ==========      =====       ===========      =========     ===========


    The accompanying notes are an integral part of the financial statements.

                          AVIATION HOLDINGS GROUP, INC.
                      Consolidated Statements of Cash Flows
                     Years Ended December 31, 1998 and 1999



                                                                     Year Ended December 31,
                                                                --------------------------------
                                                                     1998               1999
                                                                ---------------   --------------
Cash Flows from Operating Activities
    Net loss                                                    $  (1,384,780)     $   (250,543)
    Adjustments to reconcile net loss to net
     cash provided by (used in) operating activities
       Compensatory common stock and options                          401,161            83,625
       Minority interest                                                3,702            44,907
       Loss (income) from joint venture                                 3,976           (21,774)
       Depreciation and amortization                                   54,979           129,327
       Amortization of financing fees                                  37,573           393,849
       Provision for bad debts                                        841,410            30,000
       Reserve for obsolete inventory                                  66,579                 -
       Expensed deferred acquisition costs                             10,673                 -
       Change in assets and liabilities
           (Increase) decrease in
              Trade receivables                                    (1,059,241)        1,102,531
              Inventory                                              (613,306)       (1,480,574)
              Interest receivable                                     (64,351)          (21,800)
              Prepaid expenses and deposits                            27,905           (14,379)
              Refundable income taxes                                 (16,200)                -
            Increase (decrease) in
              Accounts payable                                       (169,081)          (49,240)
              Accrued expenses                                       (173,823)           46,718
              Income taxes payable                                    204,700          (151,700)
                                                                -------------      ------------

                  Total Adjustments                                  (443,344)           91,490
                                                                -------------      ------------

Net Cash Used in Operating Activities                              (1,828,124)         (159,053)
                                                                -------------      ------------

Cash Flows from Investing Activities
    Note receivable advances                                         (535,100)                -
    Employee advances                                                  (4,040)          (12,826)
    Purchases of equipment                                            (88,198)          (80,342)
     Cash acquired in Aviation Holdings International,
       Inc. acquisition                                               830,331                 -
    Investment in joint venture                                      (300,000)         (200,000)
    Distribution from joint venture                                         -            14,627
                                                                -------------      ------------

Net Cash Used in Investing Activities                           $     (97,007)     $   (278,541)
                                                                -------------      ------------



     The accompanying notes are an integral part of the financial statements

                          AVIATION HOLDINGS GROUP, INC.
                      Consolidated Statements of Cash Flows
                     Years Ended December 31, 1998 and 1999


                                                                       Year Ended December 31,
                                                                  ----------------------------------
                                                                       1998               1999
                                                                  ---------------   ----------------
Cash Flows from Financing Activities
    Proceeds from bank line of credit                             $    1,500,000     $     625,000
    Proceeds from short-term borrowing                                   250,000                 -
    Repayments of short-term borrowings                                        -          (250,000)
    Repayments on long-term debt                                          (2,270)           (5,878)
    Payments of deferred offering costs                                  (11,368)         (100,882)
    Proceeds from sale of EWS note                                             -            43,880
    Advances from (to) stockholders,
        net of repayments                                                550,284           (76,528)
    Proceeds from sale of stock, net of
       offering costs paid                                                     -           265,000
                                                                  --------------      ------------

Net Cash Provided by Financing Activities                              2,286,646           500,592
                                                                  --------------      ------------

Net Increase in Cash                                                     361,515            62,998


Cash, Beginning of Period                                                  2,175           363,690
                                                                  --------------      ------------

Cash, End of Period                                               $      363,690      $    426,688
                                                                  ==============      ============


Supplemental Disclosure of Cash Flow Information

Cash Paid for Interest and Income Taxes

    Interest                                                      $       21,202      $    167,093
                                                                  ==============      ============

    Income Taxes                                                  $        8,191      $    111,441
                                                                  ==============      ============





     The accompanying notes are an integral part of the financial statements

                         AVIATION HOLDINGS GROUP, INC.
                         Notes to Financial Statements


NOTE 1 - DESCRIPTION OF THE BUSINESS

Background

Aviation Holdings Group, Inc., together with its subsidiaries, is hereinafter referred to as the "Company." Aviation Holdings Group, Inc. was incorporated under the laws of the State of Colorado on May 19, 1988 and reincorporated in the State of Delaware in January 1998. The Company was initially an inactive, publicly-quoted company with nominal assets and liabilities until the period May through July 1998, when the Company acquired 74% of Aviation Holdings International, Inc. ("AHI") (formerly Jet Aviation Trading, Inc.) through common stock share exchanges and by a block purchase of common stock. In the first six months of 1999, the Company increased its ownership interest in AHI to 96% through a series of common stock share exchanges. AHI has two wholly-owned subsidiaries, PASCO International Aviation Corp., a Florida corporation ("PASCO Florida"), and Aero-Link Flight Systems Limited, a Hong Kong corporation ("Aero HK"), and two majority-owned subsidiaries, PASCO International Aviation Corporation Limited, a Hong Kong corporation ("PASCO HK"), of which it owns 90%, and PASCO Financial Services Limited, a Hong Kong corporation ("PASCO Financial HK"), of which it owns 80%. AHI acquired its interests in these subsidiaries in February 1998. (PASCO Florida, PASCO HK, PASCO Financial HK and Aero HK are sometimes hereinafter referred to collectively as "PASCO").

Nature of Operations

The nature of operations for each entity is as follows:

     AHI is in the business of buying, selling, leasing and exchanging spare parts and engines for fixed-wing commercial jet transport aircraft.

     PASCO HK operations consist of buying, selling and leasing of aircraft components and engines in Asia and the Pacific Rim.

     PASCO Florida holds a 25% interest in Shenyang Northern Aircraft Maintenance & Engineering Co., Ltd. ("SYNOR-A"), a Sino-American joint venture. The Company has recognized minimal revenue from PASCO Florida as of December 31, 1999.

     PASCO Financial HK's objective is to procure financing from banks on behalf of airlines for their aircraft and aviation-related purchases. PASCO Financial HK also intends to function on behalf of certain airlines and act as their agent in connection with the sale or lease of aircraft. The Company had not recognized any revenue from PASCO Financial HK as of December 31, 1999.

     Aero HK and its wholly-owned subsidiary, Aero-Link Flight Systems, Inc., a Florida corporation (collectively, "Aero-Link"), have entered into an agreement to act as the global marketing representative (except in the Taiwan region) for China Airlines, Taiwan. In this capacity, Aero-Link is responsible for promoting and marketing China Airlines' aircraft maintenance, turbine engine and component repair and overhaul business. Aero-Link also functions as a purchasing agent in the United States on behalf of PASCO HK. These consolidated financial statements include revenue of approximately $349,000 from Aero-Link for the year ended December 31, 1999.


Basis of Presentation

The Company's financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles.

                          AVIATION HOLDINGS GROUP, INC.
                          Notes to Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Enterprise

The Company had previously been a Development Stage Enterprise, as defined in Statement of Financial Accounting Standards No. 7, "Accounting and Reporting for Development Stage Enterprises." The Company started development stage activities in 1997 by raising capital through a private placement offering in order to actively pursue a merger with Environmental Waste Solutions, Inc. (see Note 8) as well as pursue other potential business combinations. The Company ceased being in the development stage in 1998 upon the acquisition of a majority interest in AHI.

Consolidated Financial Statements

The accompanying consolidated financial statements include the accounts of the Company and its 96%-owned subsidiary, AHI. The operations of AHI have been included ratably, based on the percentage of ownership of AHI, in these consolidated financial statements since May 1998, the initial date of the acquisition. The accounts of AHI include all of its majority and wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated. The outside investors' interests have been recorded as minority interest.

AHI formerly maintained its accounting records on a fiscal year basis ending on August 31. AHI's accounting records have been restated to a calendar year basis for consolidation purposes. AHI changed its financial reporting to a calendar year basis beginning on January 1, 1999.

For comparability purposes, the 1998 figures have been reclassified where appropriate to conform with the financial statement presentation used in 1999.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. Significant estimates included in the financial statements and in the accompany notes include the allowance for doubtful accounts, loan valuation allowance, reserve for obsolete and slow-moving inventory, depreciable lives for property and equipment and income tax rates.

Earnings Per Share

Earnings per share is calculated in accordance with Statement of Financial Accounting Standard No. 128 "Earnings Per Share" ("SFAS 128"). Basic earnings per share is computed based upon the weighted average number of shares of common stock outstanding for the period and excludes any potential dilution. Diluted earnings per share reflect potential dilution from the exercise of, or the conversion of, securities into common stock.

Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly-liquid instruments purchased with a maturity of three months or less to be cash equivalents.

Concentration of Credit Risk

The Company provides credit in the normal course of business and performs ongoing credit evaluations of its customers while maintaining a provision for potential credit losses which, when realized, have been within the range of management's expectations.

                          AVIATION HOLDINGS GROUP, INC.
                          Notes to Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

During the periods presented in these financial statements, AHI maintained cash balances in excess of the Federal Deposit Insurance Corporation ("FDIC") insured limits. At December 31, 1998 and 1999, the amount of funds that exceeded FDIC insurance was $403,377 and $413,649, respectively. AHI also maintained funds in banks that were not FDIC-insured. At December 31, 1998 and 1999, AHI maintained a balance of $22,536 and $2,536, respectively, in the Israel Discount Bank Limited, an international bank that operates in the United States. Management does not believe that a significant risk existed by maintaining balances in excess of the FDIC-insured limit.

During the period from February 12, 1998 through December 31, 1998, and for the year ended December 31, 1999, PASCO HK maintained bank accounts in Hong Kong with the Kwong On Bank, Limited. The accounts were denominated in United States Dollars, Hong Kong Dollars and German Deutsche Marks. None of the accounts were FDIC-insured. During the period, the accounts denominated in foreign currencies and the effects of the translation of foreign currency accounts into United States Dollars were immaterial.

Revenue and Cost Recognition

Revenue and the associated cost of sales are recognized when parts are shipped to the customer. Amounts received or paid in advance are recorded either as deferred income or as prepaid, and are recognized in the period in which the parts are shipped to customers or received by the Company. Revenue and the related cost of consigned inventory are recognized when the parts are shipped to the customer.

Inventories

Inventory is stated at the lower of cost or market. Cost of aircraft parts is determined on a specific identification basis. When parts are purchased in lots, costs are assigned to individual parts or the individual parts are expensed at a predetermined percentage of the sales price until the cost of the lot is recovered. Costs to repair, inspect and/or modify the parts are charged to the specific part when incurred. Inventories held by the Company on consignment from others are not included in the inventory in the accompanying financial statements. Provisions have been made for the estimated effect of excess and obsolete inventories. Such allowance is based on management's best estimate, which is subject to change. Actual realizable results could significantly differ from this estimate.

Risks Regarding Inventory

Inventory consists principally of overhauled, serviceable, repairable and new aircraft parts that are purchased from many sources. Before parts may be installed in aircraft, they must meet certain standards of condition established by the Federal Aviation Administration ("FAA") and/or the equivalent regulatory agencies in other countries. Specific regulations vary from country to country, although regulatory requirements in other countries generally coincide with FAA requirements. Parts owned or acquired by the Company may not meet applicable standards or standards may change in the future, causing parts which are already contained in the Company's inventory to be scrapped or modified.

Aircraft manufacturers may also develop new parts to be used in lieu of parts already contained in the inventory. In all such cases, to the extent that such parts are included in inventory, the value of such parts may be reduced.

Consignment Inventory

The Company currently maintains consignment inventories and its revenues from consignment arrangements accounted for approximately one percent of net sales for the periods ended December 31, 1998 and 1999. Consignment inventory is not included in inventory amounts.

                          AVIATION HOLDINGS GROUP, INC.
                          Notes to Financial Statements


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Deferred Offering Costs

Deferred offering costs consist of amounts paid or accrued for professional fees, commissions, filing fees and other costs incurred by the Company in connection with the filing of its registration statement with the Securities and Exchange Commission for a public offering. These amounts will be recorded as a reduction of the proceeds when the offering is completed. If the offering is not completed, the costs will be expensed.

Property and Equipment

Property and equipment are recorded at cost. Property and equipment are depreciated using the straight-line method over their estimated useful lives ranging from five to seven years. Leasehold improvements are amortized over the shorter of their useful lives or the remaining periods of the related leases.

Intangibles

Intangibles consist of goodwill, unamortized note discounts and deferred offering costs. Goodwill, which originated from the PASCO acquisition in 1998, and share exchanges (see Note 17) which occurred in 1999, are being amortized over fifteen years using the straight-line method. The unamortized note discount, which originated from the warrants issued in connection with the maturity date extension of the $250,000 notes (see Note 13), is being amortized using the effective interest rate method over the life of the extension period exercised.

Fair Value of Financial Instruments

The carrying value of accounts receivable, accounts payable, accrued expenses and accrued offering costs approximates the fair market value due to the relatively short maturity of these instruments.

Income Taxes

The Company accounts for its income taxes under Statement of Financial Accounting Standard No. 109 ("SFAS 109"), "Accounting for Income Taxes." Income taxes are recorded in the period in which the related transactions have been recognized in the financial statements, net of the valuation allowances which are recorded against deferred tax assets because future utilization of these assets and liabilities cannot be determined. Deferred tax assets and/or liabilities are recorded for the expected future tax consequences of temporary differences between the tax basis and the financial reporting of assets and liabilities.

Compensatory Stock-Based Arrangements

Management has elected to utilize the guidelines of Accounting Principles Board Opinion No. 25 to account for the value of stock-based compensation arrangements that will be entered into by the Company in exchange for services performed by employees.

Subsequent Accounting Pronouncements Implementation

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives"), and for hedging activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company does not expect the adoption of this statement to have a significant impact on results of operations, financial position or cash flows.

                          AVIATION HOLDINGS GROUP, INC.
                          Notes to Financial Statements


NOTE 3 - REINCORPORATION/CHANGE OF CORPORATE NAME

In January 1998, the Company reincorporated in the State of Delaware, decreasing its authorized common and preferred stock shares to 18,000,000 and 2,000,000, respectively.

On August 31, 1998, both the Company and AHI amended their Articles of Incorporation to change their corporate names to Aviation Holdings Group, Inc. and Aviation Holdings International, Inc., respectively.


NOTE 4 - ACQUISITION

During the second and third quarters of 1998, the Company acquired 74.08% of AHI. The business combination was treated as a purchase in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations." The Company entered into share exchange agreements ("Exchange Agreements") with various AHI stockholders. Based upon the terms of the underlying agreements, the Company exchanged one share of common stock for between 1.667 to 2.5 shares of AHI's common stock. The Company also acquired 80,000 shares of AHI common stock from a stockholder of the Company in repayment of a loan from the Company for $100,000. Through these exchanges and the acquisition from a stockholder, the Company issued 1,095,815 shares of its common stock in return for 2,468,080 shares (74.08%) of AHI's issued and outstanding common stock as of December 31, 1998. The original shareholders of the Company continued to maintain majority ownership after the AHI acquisition. The Company shares of common stock received by the former shareholders of AHI gave them the same rights as all other common shareholders of the Company. No special controlling or voting rights were accorded to any shares. The acquisitions have been accounted for as a purchase by the Company with a purchase price of $2,719,736. The purchase price was derived from the underlying book value of the assets and liabilities of AHI. No fair value adjustments were deemed necessary as management believes that the values of the assets and liabilities approximated the fair values at the time of the acquisitions. The operations of AHI, since the acquisition, have been included in the accompanying consolidated financial statements for the years ended December 31, 1998 and 1999.

In March 1999, the Company entered into a share exchange agreement with a stockholder of AHI, thereby increasing the Company's ownership percentage of AHI to 92%. In return for 600,000 shares of AHI stock, the Company exchanged 500,000 shares of its common stock and a warrant to purchase 100,000 shares of its common stock at an exercise price of $3.75 per share and an exercise period of three years. The value of the Company's securities that were tendered in the exchange were valued at $1,041,498, resulting in the Company recording goodwill of $321,679.

In April 1999, the Company entered into a series of share exchange agreements with stockholders of AHI, thereby increasing its ownership percentage of AHI to 96%. In return for 137,500 shares of AHI stock, the Company exchanged 115,500 shares of its common stock. The value of the Company's securities that were tendered in the exchange were valued at $206,445, resulting in the Company recording goodwill of $41,396.


NOTE 5 - JOINT VENTURE

SYNOR-A is a Sino-American joint venture company that was established in November 1997 by PASCO Florida and China Northern Airlines ("CNA") under an agreement with a term of eleven years. PASCO Florida holds a 25% interest in SYNOR-A and CNA holds the remaining 75% interest. SYNOR-A primarily deals with inspection, repair and recertification of DC9, MD80, and A300-600 components, instruments and avionics. SYNOR-A has been approved by the Civil Aviation Administration of China in the avionics accessories repair field. SYNOR-A received licenses necessary to commence operations in November 1997. Operations commenced in March 1998. The Company reports this investment on the equity method of accounting.

PASCO Florida's total financial investment commitment to SYNOR-A is $1,000,000. As of December 31, 1999, $708,332 of this commitment had been funded. Under the terms of the joint venture, PASCO Florida is entitled to certain preferences in any distributions of net income of SYNOR-A. These preferences are intended to provide that

                          AVIATION HOLDINGS GROUP, INC.
                          Notes to Financial Statements

NOTE 5 - JOINT VENTURE (Continued)

PASCO Florida will recover its investment in SYNOR-A prior to any regular distributions made to CNA. PASCO Florida's role in SYNOR-A is to provide technological advice to SYNOR-A and to promote, market and sell the services of SYNOR-A. The Company has recognized minimal revenue from SYNOR-A as of December 31, 1999. In August 1999, SYNOR-A distributed $14,627 to the Company.

Condensed financial information for the Company's investment in the joint venture is as follows:

                                                                              December 31
                                                                  -----------------------------------
                                                                        1998               1999
                                                                  ----------------    ---------------
Balance Sheet:
     Total assets                                                 $      3,706,753    $     3,993,474
                                                                  ================    ===============
     Total liabilities                                            $        223,515    $        96,060
                                                                  ================    ===============

Statement of Operations:
     Revenues                                                     $        510,610    $     1,455,961
     Expenses                                                              526,516          1,368,871
                                                                  ----------------    ---------------

Net Income (Loss)                                                 $        (15,906)   $        87,090
                                                                  ================    ===============

Aviation Holdings International's Share of (Loss) Income          $         (3,976)   $        21,774
                                                                  ================    ===============

NOTE 6 - TRADE RECEIVABLES

Trade receivables consisted of the following at:

                                                                              December 31
                                                                  -----------------------------------
                                                                        1998               1999
                                                                  ----------------    ---------------
Accounts receivable                                               $      3,162,545    $     1,920,014
Allowance for doubtful accounts                                           (320,000)          (210,000)
                                                                  ----------------    ---------------

         Trade receivables, net                                   $      2,842,545    $     1,710,014
                                                                  ================    ===============

NOTE 7 - INVENTORIES

Inventories are comprised of the following:

                                                                             December 31,
                                                                  -----------------------------------
                                                                        1998               1999
                                                                  ----------------    ---------------
Inventory                                                         $      3,440,062    $     4,920,636
Allowance for obsolete and slow-moving goods                              (220,000)          (220,000)
                                                                  ----------------    ---------------

         Total                                                    $      3,220,062    $     4,700,636
                                                                  ================    ===============


                          AVIATION HOLDINGS GROUP, INC.
                          Notes to Financial Statements


NOTE 8 - NOTES RECEIVABLE AND CREDIT RISK

The Company entered into a letter agreement dated November 20, 1997, pursuant to which the Company intended to merge with Environmental Waste Solutions, Inc. ("EWS"), whereby the Company would have remained as the surviving entity. EWS was formed for the purpose of serving as a holding company for three operating subsidiaries which were to be acquired. EWS failed to acquire the operating subsidiaries, and on June 2, 1998 the Company exercised its option to terminate the letter agreement.

In December 1997, the Company agreed to provide a $2,000,000 credit facility (the "Credit Facility") to EWS and its potential acquirees. This Credit Facility was provided in anticipation of the contemplated merger between EWS and the Company. At December 31, 1997, the Company had advanced $940,000 to EWS in connection with the Credit Facility. During the first two quarters of 1998, the Company advanced an additional $535,100 to EWS. The loan was secured by a mortgage on real estate owned by one of the acquiree companies. Interest accrued at the rate of 10% per annum on the principal balance and on any overdue interest. Principal and interest were due on July 1, 1998. At July 1, 1998, EWS had disbursed all of the funds received from the Company, had no business operations, and had not consummated the acquisitions of the three companies it was to acquire before merging with the Company. During 1998, the Company and EWS restructured the loan by extending the maturity date to February 1, 1999. Accrued interest as of July 1, 1998 of approximately $58,000 was added to the existing principal balance at that date. A valuation allowance was recorded in 1998 for the additional advances as well as for the accrued interest through July 1, 1998. The Company ceased recording interest on this receivable subsequent to July 1, 1998 since any interest recorded would have been offset with a valuation allowance. The amount recorded for this loan receivable at December 31, 1998 was $900,000 (principal balance of $1,475,100 plus interest receivable of $58,310, less a valuation allowance of $633,410).

On August 31, 1999, the Company sold its note receivable from EWS to a stockholder in exchange for the cancellation of $855,000 of obligations payable to the stockholder for advances of cash to the Company and accrued interest thereon, plus approximately $44,000 in cash.


NOTE 9 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:


                                                                             December 31,
                                                                        1998               1999
                                                                  ----------------    ---------------
Leasehold improvements                                            $        143,321    $       163,405
Office furniture and equipment                                              76,687             87,897
Computer equipment                                                          81,372            123,232
Software                                                                    45,184             52,373
Trucks                                                                      28,676             50,746
                                                                  ----------------    ---------------

                                                                           375,240            477,653
              Accumulated depreciation                                     (72,119)          (153,465)
                                                                  ----------------    ---------------

         Total                                                    $        303,121    $       324,188
                                                                  ================    ===============


Depreciation expense was $30,245 and $ 81,346 for the year ended December 31, 1998 and 1999, respectively.

                          AVIATION HOLDINGS GROUP, INC.
                          Notes to Financial Statements


NOTE 10 - INTANGIBLES

Intangibles consisted of the following:


                                                                             December 31,
                                                                        1998               1999
                                                                 ----------------    ---------------
Goodwill                                                          $        375,000    $       738,075
Deferred financing costs                                                     7,500                  -
                                                                  ----------------    ---------------

                                                                           382,500            738,075
              Less accumulated amortization                                (24,734)           (65,216)
                                                                  ----------------    ---------------

         Total                                                    $        357,766    $       672,859
                                                                  ================    ===============


Amortization expense was $24,734 and $47,981 for the years ended December 31, 1998 and 1999, respectively.


NOTE 11 - STOCK SUBSCRIPTION RECEIVABLE

On February 12, 1998, AHI issued 160,000 shares of common stock to PASCO's former majority stockholder (the "Vice President") in return for two promissory notes aggregating $365,000 and the assignment from PASCO of inventory valued at $35,000. AHI received a three-month non-interest bearing promissory note for $165,000, which had recourse against the personal assets of the Vice President, and was paid in full in May 1998. The second note is a three-year promissory note for $200,000 bearing interest at the prime rate, secured solely by 80,000 shares of the Company's common stock. The shares of common stock have been pledged as security and are held in escrow in accordance with a stock pledge agreement dated February 12, 1998. This note remained outstanding at December 31, 1999.

In October 1996, AHI issued 192,000 shares of its common stock to its Chief Executive Officer in exchange for a demand promissory note of $80,000 which remained outstanding as of December 31, 1999. The note bears interest at 6% per annum.

AHI recorded interest income of approximately $19,844 and $21,800 for the years ended December 31, 1998 and 1999, respectively, on the outstanding stock subscription receivables. As of December 31, 1998 and 1999, the accrued interest receivable on the stock subscription receivables was $25,827 and $47,627, respectively.


NOTE 12 - ADVANCES AND BORROWINGS - STOCKHOLDERS AND RELATED PARTIES

The Company advanced funds to and received advances from certain stockholders during 1998 and 1999. At December 31, 1998 and 1999, the Company owed $781,500 and $0, respectively, of such advances to IP Services, Inc. and $1,000 to FAC Enterprises, Inc. In 1999, the Company sold a note receivable to IP Services Inc. to satisfy its obligation (see Note 8).

AHI made non-interest bearing advances, net of repayments, to an officer amounting to $75,181and $151,709 as of December 31, 1998 and 1999, respectively.

                          AVIATION HOLDINGS GROUP, INC.
                          Notes to Financial Statements


NOTE 13 - SHORT-TERM BORROWINGS

Bank

On August 12, 1998, AHI obtained a revolving working capital line of credit from Comerica Bank. At December 31, 1998 and 1999, the amount outstanding on the credit line was $1,500,000 and $2,125,000, respectively. The loan agreement provides for a maximum aggregate borrowing limit of $3,500,000, subject to a limitation amount of eighty- five percent of eligible Company receivables and thirty-five percent of eligible Company inventory as defined in the loan agreement. This revolving line of credit is secured by substantially all of AHI's assets, and is due on demand. The line of credit bears interest at the Bank's prime rate plus 1%. The loan agreement contains certain covenants which require AHI to maintain minimum thresholds on specific financial ratios. At December 31, 1999, AHI failed to meet the tangible net worth covenant, as defined by the loan agreement, and therefore was in default under the loan agreement.

Short-term borrowings - other consisted of the following:

                                                                             December 31,
                                                                        1998               1999
                                                                  ----------------    ---------------
     Unrelated investor notes                                     $        250,000    $            -
     Less unamortized note discount                                        101,315                 -
                                                                  ----------------    ---------------

                                                                  $        148,685    $            -
                                                                  ================    ===============

On October 15, 1998, the Company borrowed $250,000 in the aggregate from two unrelated investors. The loans had an initial maturity date of March 15, 1999 and accrued interest at a rate of 10% per annum. As additional consideration for such borrowings, the Company issued 25,000 shares of the Company's common stock to the investors. As an additional inducement to the investors to loan money to the Company, a stockholder of the Company conveyed to the investors warrants to purchase 75,000 shares of the Company's common stock at an exercise price of $4.00 per share, and agreed to transfer a maximum of 45,000 shares of the Company's common stock upon the occurrence of an event of default or an extension of the maturity date by the Company.

The Company recorded a note discount of $138,888 in connection with the stock that was issued as an inducement for making the loans of $250,000. The discount was amortized over the term of the notes using the effective interest method. The effective interest rate was 343%. As of December 31, 1998 and 1999, the unamortized discount totaled $101,315 and $0, respectively. In addition, the Company incurred financing fees of $176,015 and $43,190 on March 15, 1999 and April 15, 1999, respectively as a result of the stock transferred by a shareholder of the Company to the noteholders as consideration for the extension of the maturity date. On May 15, 1999, the Company and the noteholders entered into an agreement to further extend the maturity date to July 14, 1999. In consideration of the extension, the Company granted the noteholders warrants to purchase 15,000 shares of the Company's common stock. The warrants have an exercise price of $4.00, a term of five years and have a one year restriction on their sale or transfer. This resulted in the Company recording a financing fee in the amount of $29,914. The financing fees were amortized over the extension periods. The note discount and financing fees represented the fair market value of the securities at the date they were issuable.

On July 15, 1999, the noteholders and the Company agreed to a 60-day extension of the maturity date in exchange for the noteholders receiving 6,000 shares of the Company's common stock.

On September 15, 1999, the noteholders and the Company agreed to a 30-day extension of the maturity date in exchange for the noteholders receiving 5,000 shares of the Company's common stock.

On October 15, 1999, the noteholders and the Company agreed to a 30-day extension of the $250,000 notes in exchange for payment of all accrued interest.

                          AVIATION HOLDINGS GROUP, INC.
                          Notes to Financial Statements


The Company repaid the principal and remaining accrued interest in November
1999.


NOTE 14 - LONG-TERM DEBT

In February 1998, AHI purchased a vehicle and financed the purchase through a five-year note with General Motors Acceptance Corporation. The note bears interest at an annual rate of 5.9% and requires monthly payments of principal and interest of $371. As of December 31, 1998 and 1999, the outstanding balance of the note was $16,396 and $12,818, respectively.

In December 1999, the Company purchased a forklift and financed the purchase through a four-year note payable. The note bears interest at an annual rate of 8.9% with monthly payments of principal and interest of $491.13. As of December 31, 1999 the outstanding balance of the note was $19,770.

Maturities of long-term debt are as follows:


   Year ended December 31:

         2000                  $        8,099
         2001                           8,729
         2002                           9,410
         2003                           6,350
                               --------------

                               $       32,588
                               ==============


NOTE 15 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary timing differences between the carrying amounts of assets and liabilities reflected on the financial statements and the amounts used for income tax purposes. The tax effects of temporary differences and net operating loss carryforwards that give rise to significant portions of the deferred tax assets recognized are presented below:


                                                                             December 31,
                                                                  -----------------------------------
                                                                        1998               1999
                                                                  ----------------    ---------------
Deferred tax assets :
     Federal and state deferred tax benefit arising from
         net operating loss carryforwards                         $        162,000    $       461,000
     Accrued expenses                                                       30,000             33,000
     Reserves and allowances                                               410,000            138,000
     Note discount amortization                                             12,000                  -
     Compensation for employee stock options                               144,000            175,000
     Undistributed loss from foreign subsidiaries                           93,000            173,000
                                                                  ----------------    ---------------

                                                                           851,000            980,000
Less valuation allowance                                                  (842,000)          (978,000)
                                                                  ----------------    ---------------

Total deferred tax assets                                                    9,000              2,000
                                                                  ----------------    ---------------

Deferred tax liability
     Accelerated depreciation                                               (9,000)            (2,000)
                                                                  ----------------    ---------------

Net deferred tax asset                                            $              -     $            -
                                                                  ================    ===============


                          AVIATION HOLDINGS GROUP, INC.
                          Notes to Financial Statements


NOTE 15 - INCOME TAXES (Continued)

Income tax (expense) benefit consists of the following:

                                                                             December 31,
                                                                  -----------------------------------
                                                                        1998               1999
                                                                  ----------------    ---------------
Current
     Federal                                                      $       (152,970)   $        34,960
     State                                                                 (33,893)             5,299
Deferred
     Federal                                                               500,900           (139,000)
     State                                                                 103,863            (24,000)
     Tax benefit of net operating loss carryforward                        139,400            299,000
                                                                  ----------------    ---------------

                                                                           557,300            176,259
Less valuation allowance                                                  (744,163)          (136,000)
                                                                  ----------------    ---------------

          Income Tax (Expense)                                    $       (186,863)   $        40,259
                                                                  ================    ===============

The Company has a loss carryforward of approximately $1,166,000 as of December 31, 1999 that may be offset against future taxable income. The carryforward will expire between the years 2009 and 2019.

The following table presents the principal reasons for the difference between the Company's effective tax rates and the United States federal statutory income tax rate of 34%:


                                                                             December 31,
                                                                  -----------------------------------
                                                                        1998               1999
                                                                  ----------------    ---------------
U.S. federal statutory income tax rate                                          34%                34%

Federal income tax benefit at statutory rate                      $        406,000    $        83,600
State and local income tax benefits, net of effect of
    federal benefit                                                         65,700             39,800
Non-deductible expenses                                                    (11,100)           (12,800)
Tax benefit from NOL carryback                                              60,800             85,500
Other difference                                                            11,070            (19,841)
Valuation allowance                                                       (719,333)          (136,000)
                                                                  ----------------    ---------------

         Income Tax (Expense) Benefit                             $       (186,863)   $        40,259
                                                                  ================    ===============
         Effective Income Tax Rate                                           (15.6)%             16.4%
                                                                  ================    ===============


NOTE 16 - OFFICE AND WAREHOUSE FACILITY

AHI leases its Miami, Florida office and warehouse facility from a company partially owned by one of its stockholders. The lease expires December 31, 2000 and has two one-year options to renew. The monthly rental is $6,529 plus the pass through of certain expenses. Pasco HK leases office space in Hong Kong. The Hong Kong lease was renewed for one year and expires December 31, 2000 and contains monthly rental obligations of $2,650 for 2000.

Rent expense for the periods ended December 31, 1998 and 1999 was $56,586 and $110,914, respectively.

                          AVIATION HOLDINGS GROUP, INC.
                          Notes to Financial Statements


NOTE 17 - CAPITAL STOCK ACTIVITY

Common Stock

During the second and third quarters of 1998, the Company entered into share exchange agreements with various AHI stockholders. Based on the terms of the underlying agreements, the Company exchanged one share of common stock for between 1.667 to 2.5 shares of AHI's common stock. The Company issued 1,095,815 shares of common stock in connection with these share exchanges.

On June 11, 1998, AHI's Board of Directors granted its Chief Financial Officer ("CFO") 25,000 shares of AHI's common stock valued at $62,500. The shares of common stock were issued by AHI in consideration of services rendered by the CFO for the fiscal year ended August 31, 1998.

On August 1, 1998, the Company issued 4,000 shares to its Chief Executive Officer for services rendered, resulting in compensation expense of $20,128.

On October 15, 1998, the Company borrowed $250,000 from two unrelated investors. As an inducement to make the loans, the Company issued 25,000 shares of the Company's common stock and warrants to purchase 75,000 shares of its common stock at an exercise price of $4.00 per share to the investors.

In March 1999, the Company completed a private offering of 118,000 shares of common stock at a price of $2.50 per share, amounting to gross proceeds of $295,000. In connection with the offering, the Company paid $30,000 in investment banking fees.

In March 1999, the Company entered into a share exchange agreement with a stockholder of AHI to acquire additional shares of AHI stock. The Company issued 500,000 shares of its common stock and a warrant to purchase 100,000 shares of its common stock at an exercise price of $3.75 per share in connection with this transaction.

In April and June 1999, the Company entered into share exchange agreements with various AHI stockholders. Based on the terms of the underlying agreements, the Company exchanged one share of common stock for between 1 to 1.667 shares of AHI's common stock. The Company issued 115,500 shares of common stock in connection with these share exchanges in exchange for 137,500 shares of AHI common stock, bringing the Company's ownership of AHI to 96%.

In June 1999, the Company issued warrants to purchase 210,000 shares of the Company's common stock at $4.50 per share, with an exercise period through June 30, 2002 ("Warrants"). The Warrants were issued by the Company in order to replace warrants to purchase 1,000,000 shares of AHI common stock previously issued by AHI in June 1997. The terms of the Warrants are identical to the terms of the AHI warrants. The Warrants were issued to a related party, an entity whose president is a director of the Company, and to an unrelated investor. The related party received 200,000 Warrants and the unrelated investor received 10,000 Warrants. The Warrants include certain anti-dilutive provisions. The Company has the right to call the Warrants for $.05 per Warrant, if the Company's common stock meets certain performance objectives and the Company offers its common stock for trading on a national exchange.

In June 1999, the Company and the holders of the $250,000 note payable (see Note
13) agreed to extend the maturity date of the note to July 14, 1999. In consideration of the extension, the Company issued warrants to purchase 15,000 shares of the Company's common stock at $4.00 per share, with an exercise period through May 15, 2004. These warrants include certain anti-dilutive provisions, and the shares of the Company's common stock covered by the warrants contain restrictions on transfer for one year.

On July 15, 1999, the Company and the noteholders entered into an agreement to further extend the maturity date of the $250,000 notes to September 14, 1999. In consideration of the extension, the Company granted the noteholders 6,000 shares of the Company's common stock. This resulted in the Company recording a financing fee of $25,913. On September 15, 1999, the Company and the noteholders entered into an agreement to further extend the maturity date of the $250,000 notes to October 14, 1999. In consideration of the extension, the Company granted the noteholders 5,000 shares of the Company's common stock. This resulted in the Company recording a financing fee of $17,499.

                          AVIATION HOLDINGS GROUP, INC.
                          Notes to Financial Statements


NOTE 17 - CAPITAL STOCK ACTIVITY (Continued)

During 1997, the Company adopted the provisions of Statement Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"). As permitted under SFAS 123, the Company has continued to follow Accounting Principles Board No. 25 "Accounting for Stock-Based Compensation" ("APB 25") in accounting for its stock-based compensation. SFAS 123 recognizes compensation expense using the fair market value of stock options, warrants and common stock issuances as of the grant date. APB 25 recognizes the intrinsic value of the instruments issued by the Company as of the measurement date, which is generally the date at which both the number of shares that an individual is entitled to receive and the purchase price are known. Had compensation expense for the year ended December 31, 1998 been determined under the fair value provisions of SFAS 123, the Company's net loss and net loss per share would have differed as follows:

                                                              December 31,
                                   ------------------------------------------------------------------
                                                1998                               1999
                                   -------------------------------    -------------------------------
                                      Net Loss         Per Share         Net Loss         Per Share
                                   ---------------   -------------    ---------------   -------------
As Reported Under APB 25           $    (1,384,780)  $        (.46)   $      (250,543)   $       (.06)
                                   ===============   =============    ===============   =============

Pro Forma Under SFAS 123           $    (1,476,291)  $        (.49)   $      (262,755)   $       (.07)
                                   ===============   =============    ===============   =============


These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be issued in future years. The weighted average fair values of options at their grant date during 1999 and 1998, where exercise price equals or exceeds the market price on the grant date, was $0. The estimated fair value of each option granted is calculated using the Black Scholes' option pricing model. The following summarizes the weighted average of the assumptions used in the model.


                                             1998             1999
                                         -------------    -------------

        Risk free rate                       5.09%            5.83%
        Expected years until exercise        2.25             5.00
        Expected stock volatility           33.08%           61.25%
        Dividend yield                          0%               0%


Preferred Stock

No shares of the Company's no par value preferred stock have been issued or are outstanding. Dividends, voting rights, and other terms, rights and preferences of the preferred shares have not yet been designated but may be so designated by the Board of Directors from time to time.


NOTE 18 - COMPENSATORY STOCK OPTION PLAN

In 1994, the Company adopted a Compensatory Stock Option Plan (the "CSO Plan") which provides for the granting of options to employees, officers, directors and consultants of the Company. The number of shares which can be purchased under this plan is limited to 1,000,000 shares. The CSO Plan is not intended to qualify as an "incentive stock option plan" under Section 422 of the Internal Revenue Code. The exercise prices of the options granted under the CSO Plan are to be determined by the Board of Directors or other CSO Plan administrators but shall not be lower than eighty- five percent of the fair market value of a share of common stock on the date the option is granted. The options under the CSO Plan vest immediately upon grant unless otherwise specified, and are valid for ten years. The Company will incur compensation expense to the extent that the market value of the stock at the date of grant exceeds the amount the grantee is required to pay for the options. There were no options granted under the CSO Plan as of December 31, 1999.

                          AVIATION HOLDINGS GROUP, INC.
                          Notes to Financial Statements


NOTE 18 - COMPENSATORY STOCK OPTION PLAN (Continued)

During 1998, the Company granted options to the Chief Executive Officer ("CEO") to purchase 200,000 shares of common stock at an exercise price of $2.50 per share. All of these options vested upon the execution of the CEO's employment agreement and expire five years later. The Company recognized compensation expense of $360,200 for services rendered.

Restatement of Stock Option Plan

On October 29, 1997, the Board of Directors of AHI adopted a stock option plan (the "Plan") which became effective September 1, 1997. This Plan provided for the grant of incentive stock options, non-qualified stock options and stock appreciation rights not exceeding 750,000 shares, in the aggregate, to selected employees. The Plan also sets forth applicable rules and regulations for stock options granted to non-employee directors. The Board of Directors of AHI authorized the issuance of 250,750 stock options under the Plan, and of these options, 50,750 were subsequently canceled. No stock options issued under this Plan have been exercised.

The Company and AHI subsequently amended and restated the Plan, and all active participants of the Plan became included in the stock option plan of the Company. The options to acquire AHI stock outstanding at the time of the restatement were replaced by options to acquire Company stock on a share-for-share basis.

On August 11, 1999, the Company granted 55,750 options to purchase the Company's common stock to certain employees under its stock option plan at an exercise price of $2.50.

The following table summarizes information about fixed stock options outstanding:



                                          Options Outstanding                 Options Exercisable
                                ----------------------------------------  -----------------------------

                                               Weighted
                                                Average       Weighted                     Weighted
                                Number of      Remaining      Average        Number         Average
                               Outstanding    Contractual     Exercise    Outstanding      Exercise
                                  Shares         Life          Price         Shares          Price
                               ------------  -------------  ------------  ------------  ---------------
December 31, 1998
    $2.50                           200,000           4.42  $       2.50       200,000  $         2.50
                               ============  =============  ============  ============  ===============

December 31, 1999
    $2.50                           455,750           3.45  $       2.50       435,750  $         2.50
                               ============  =============  ============  ============  ===============


NOTE 19 - EMPLOYEE STOCK COMPENSATION PLAN

In 1994 the Company adopted an employee stock compensation plan (the "ESC Plan") which provides for shares of the Company's common stock to be granted to employees, officers, directors and consultants of the Company. The number of shares of common stock which can be awarded under this plan is limited to 1,000,000 shares. The Company will incur compensation expense to the extent of the market value of the stock at the date of grant of the stock award to the employee. The ESC Plan will be administered by the Board of Directors or a committee of directors. There has been no stock awarded under the ESC Plan to date.

                          AVIATION HOLDINGS GROUP, INC.
                          Notes to Financial Statements


NOTE 20 - LOSS PER SHARE

The Company adopted SFAS 128 in 1997, and has followed the guidelines of SFAS 128 in the presentation of earnings and loss per share for all periods presented in the financial statements. Options and warrants to purchase common stock are not included in the computation of diluted loss per share because the effect of these instruments would be anti- dilutive for the loss periods presented. The common shares potentially issuable arising from these instruments, which were outstanding during the periods presented in the financial statements, are as follows:

                                                                             December 31,
                                                    Exercise      -----------------------------------
                                                     Price              1998               1999
                                                  ------------    ----------------    ---------------
Options                                              $2.50               200,000           455,750
Warrants                                             $3.75                     -           100,000
                                                     $4.00                     -            15,000
                                                     $4.50                     -           210,000
                                                                    ------------       -----------

    Total common shares potentially issuable                             200,000           780,750
                                                                    ============       ===========


The following table represents AHI's outstanding options and warrants:

                                                                             December 31,
                                                    Exercise      -----------------------------------
                                                     Price              1998               1999
                                                  ------------    ----------------    ---------------
Options                                              $2.50                 212,750                -
Warrants                                             $4.00               1,000,000                -
                                                                    --------------      -----------

    Total common shares potentially issuable                             1,212,750                -
                                                                    ==============      ===========


All AHI options and warrants that were outstanding at December 31, 1998 were amended and restated to those of the Company.


NOTE 21 - COMMITMENTS AND CONTINGENCIES

The Company supplies certain inventory parts to its customers through various consignment agreements, under which the Company takes possession of a vendor's inventory. These agreements are generally entered into on a long-term basis.

The Company neither manufacturers nor repairs aircraft parts, and requires that all of the parts that it sells are properly documented and traceable to their original source. Although the Company has never been subject to product liability claims, there is no guarantee that the Company could not be subject to liability from its potential exposure relating to faulty aircraft parts in the future. The Company maintains no product liability insurance to protect it from such claims. An uninsured loss could have a materially adverse affect upon the Company's financial condition.

Effective May 31, 1998, the President of AHI entered into an employment agreement with the Company to serve as President and CEO of the Company. In accordance with the employment agreement, the CEO also became a Director of the Company. The agreement reaffirms debt obligations connected to a stock purchase of AHI shares by the CEO which was initiated under a prior agreement. The term of the employment agreement is for a period of three years and may be extended on a month-to-month basis thereafter. The employment agreement calls for a base compensation and a bonus arrangement based upon a percentage of pre-tax income.

                          AVIATION HOLDINGS GROUP, INC.
                          Notes to Financial Statements


NOTE 21 - COMMITMENTS AND CONTINGENCIES (Continued)

Effective February 14, 1998, in conjunction with the purchase of the PASCO entities by AHI, the majority stockholder of PASCO entered into an employment agreement with AHI to serve as Vice President (the "Vice President"). In accordance with the employment agreement, the Vice President also became a Director of AHI. His duties include the responsibility for, and the oversight of, AHI's operations in Asia and the Pacific Rim. The term of his employment agreement is for three years and may be extended on a month-to-month basis thereafter. The agreement calls for a base salary and bonus arrangement based upon a percentage of sales to China, whereby one-half of any bonus earned annually in excess of $25,000 is to be applied against the outstanding balance of the Vice President's obligation under a three-year promissory note dated February 12, 1998. The Vice President was granted options to purchase 15,000 shares of AHI's common stock at an exercise price of $2.50 per share. One-third of these options vest annually over a three-year period beginning February 14, 1999.


NOTE 22 - SEGMENT INFORMATION

The Company is in the business of acquiring companies and upon acquiring a majority interest in AHI in 1998, the Company became a supplier, distributor and broker of commercial aircraft technical spares for commercial airlines worldwide, which it considers to be an additional segment.

The information with respect to revenue, by geographic area, is presented in the table below for the period from May 1998, when the Company acquired a controlling interest in AHI, through December 31, 1998, and for year ended December 31, 1999:


                                                              Year Ended
                                           May - Dec.         December 31,
                                              1998                1999
                                        ---------------     ---------------

United States                           $     4,632,079     $    10,287,478
Africa and Middle East                          104,396             443,426
Europe                                          659,898           1,234,267
Latin America                                    59,694             655,515
Asia                                          2,909,130           3,238,585
                                        ---------------     ---------------

    Total                               $     8,365,197     $    15,859,271
                                        ===============     ===============


In December 1999, the Company purchased a DC-10/30 airframe from Intalogik Ltd. for an aggregate purchase price of $3.3 million. The Company sold the airframe in December 1999 to Offshore Aviation Holdings Limited, an unrelated entity, for an aggregate sales price of $3.7 million. This transaction accounted for approximately 23.3% of sales and 28.2% of cost of sales for the year ended December 31, 1999.


NOTE 23 - EMPLOYEE BENEFIT PLAN

On January 1, 1999, the Company adopted a 401(k) savings plan that covers substantially all employees. Under the terms of the 401(k) savings plan, employees are entitled to contribute a maximum of 15% of their total compensation, within limitations established by the Internal Revenue Code.

                          AVIATION HOLDINGS GROUP, INC.
                          Notes to Financial Statements


NOTE 24 - SUPPLEMENTAL CASH FLOW INFORMATION

In 1998, the Company advanced funds to one of its stockholders. The Company received 80,000 shares of AHI stock as repayment of $100,000 of the stockholder's obligation.

In 1998, the Company issued 1,095,815 shares of its common stock in exchange for 2,368,880 shares of AHI common stock.

In October, 1998, the Company issued 25,000 shares of its common stock to two unrelated investors in connection with a loan to the Company of $250,000.

The Company had $105,915 and $538,677 of deferred offering costs in accrued expenses at December 31, 1998 and December 31, 1999, respectively.

In March, 1999, AHI financed a portion of its insurance premium amounting to $29,341 with a note payable.

On March 15, 1999, the Company recorded $176,015 in deferred financing costs when a major shareholder of the Company transferred 35,000 shares of the Company's common stock to the investors of the $250,000 notes.

In March, 1999, the Company issued 500,000 shares of its common stock in exchange for 600,000 shares of AHI common stock, resulting in goodwill of $321,679 and a reduction in minority interest of $719,869.

In April and June 1999, the Company issued 115,500 shares of its common stock in exchange for 133,000 shares of AHI common stock, resulting in goodwill of $41,396 and a reduction in minority interest of $165,061.

On April 15, 1999, the Company recorded $43,190 in deferred financing costs when a major shareholder of the Company transferred 10,000 shares of the Company's common stock to the investors of the $250,000 notes.

On May 15, 1999, the Company recorded $29,914 in deferred financing costs for the issuance of 15,000 warrants to purchase the Company's common stock to the investors of the $250,000 notes.

In July 1999, the Company recorded $25,914 in financing costs in connection with its issuance of 6,000 shares of common stock to the holders of the $250,000 notes in consideration for the extension of the maturity date of the notes.

In August 1999, the Company recorded $83,625 of compensation expense in connection with the issuance of 55,750 options to employees.

In September 1999, the Company recorded $17,499 in financing costs in connection with its issuance of 5,000 shares of common stock to the holders of the $250,000 notes in consideration for the extension of the maturity date of the notes.

In December 1999, the Company financed the purchase of a forklift in the amount of $22,070 with a note payable.


NOTE 25 - RELATED PARTY DISCLOSURES NOT DISCLOSED ELSEWHERE

For the year ended December 31, 1999, the Company had sales to and purchased inventory from a company affiliated with a director of the Company in the amount of $50,264 and $48,418, respectively.


NOTE 26 - SUBSEQUENT EVENTS

In February 2000, the Company became a reporting company under Rule 15(c) of the Securities and Exchange Act of 1934.

                         AVIATION HOLDINGS GROUP, INC.
                         Notes to Financial Statements

NOTE 26-SUBSEQUENT EVENTS (Continued)

In the first quarter of 2000, the Company was advanced approximately $400,000 by four accredited investors. The Company expects to issue convertible promissory notes with a maturity date of one year from the date of receipt of funds in connection with the funds received.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, State of Florida on March 29, 2000.


                                   AVIATION HOLDINGS GROUP, INC.


                                   By: /s/ JOSEPH J. NELSON
                                       -----------------------------------------
                                           Joseph J. Nelson
                                           President and Chief Executive Officer


                                   By: /s/ JOSEPH F. JANUSZ
                                       -----------------------------------------
                                           Joseph F. Janusz
                                   Vice President and Chief Financial Officer
                                   (Principal Accounting and Financial Officer)


         In accordance with the Securities Exchange Act of 1934, this Report has been duly signed below by the following persons on behalf of the Registrant in the capacities and on March 29, 2000.



                                       -----------------------------------------
                                       Joseph J. Nelson, Chairman,
                                       President and Chief Executive Officer



                                       -----------------------------------------
                                       Joseph F. Janusz,
                                       Vice President and Chief Financial
                                          Officer



                                       -----------------------------------------
                                       Simon Chiang, Executive Vice President
                                          and Director



                                       -----------------------------------------
                                       Theodore H. Gregor, Director