Form 10QSB
period 2000-03-31
AVIATION HOLDINGS GROUP INC/FL
filed 2000-05-15
CIK 1051254

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB

        (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT
    OF 1934

For the Quarter Ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the transition period from _____ to _____

Commission file number   000-30510
                         ---------

                          AVIATION HOLDINGS GROUP, INC.
                          -----------------------------
        (Exact name of small business issuer as specified in its charter)

          Delaware                                   22-2545898
          --------                                   ----------
(State or other jurisdiction of            (IRS Employer Identification Number)
incorporation or organization)

                  15675 Northwest 15th Avenue, Miami, FL 33169
                  --------------------------------------------
                    (Address of Principal Executive Offices)


                                 (305) 624-6700
                                 --------------
              (Registrant's telephone number, including area code)



        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


        Transitional Small Business Format: YES [ ]   NO [X]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value, outstanding on May 9, 2000: 4,219,315 shares

                                TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION                                           Page

          Item 1. Financial Statements

          Condensed Consolidated Balance Sheets                             3

          Condensed Consolidated  Statements of Operations                  5

          Condensed Consolidated Statements of Cash Flows                   6

          Notes to Condensed Consolidated Financial Statements              7

          Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations                     8

PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings                                       12

          Item 2.  Change in Securities                                    12

          Item 3.  Defaults Upon Senior Securities                         12

          Item 4.  Submission of Matters to a Vote of Security Holders     12

          Item 5.  Other Information                                       12

          Item 6.  Exhibits and Reports on Form 8-K                        13

SIGNATURES

Item 1.        Financial Statements

Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission, although Aviation Holdings Group, Inc. (the "Company") believes that such financial disclosures are adequate to assure that the information presented is not misleading in any material respect. The following condensed consolidated financial statements should be read in conjunction with the year-end financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the entire fiscal year.

                          AVIATION HOLDINGS GROUP, INC.
                      Condensed Consolidated Balance Sheet


                                     ASSETS

                                                                  March 31,
                                                                    2000
                                                                 -----------
                                                                 (Unaudited)
Current Assets
    Cash                                                         $   170,853
    Trade receivables, net                                         2,072,005
    Inventory                                                      4,359,072
    Advances to stockholder - related party                          142,539
    Other current assets                                              92,192
                                                                 -----------

           Total Current Assets                                    6,836,661
                                                                 -----------

Property and Equipment, Net                                          304,988
                                                                 -----------

Other Assets
    Investment in joint venture                                      819,189
    Deposits                                                          16,713
    Interest receivable from stockholders - related parties           53,062
    Intangibles, net                                                 660,557
    Deferred offering costs                                          776,248
                                                                 -----------

           Total Other Assets                                      2,325,769
                                                                 -----------

Total Assets                                                     $ 9,467,418
                                                                 ===========

                  See notes to condensed financial statements

                          AVIATION HOLDINGS GROUP, INC.
                      Condensed Consolidated Balance Sheet

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                     March 31,
                                                                       2000
                                                                   ------------
                                                                    (Unaudited)
Current Liabilities
    Short-term borrowings and current portion of
      long term debt                                               $  2,402,168
    Accounts payable                                                  1,920,172
    Accrued expenses and other current liabilities                      542,478
    Advances from stockholders                                          551,000
                                                                   ------------

     Total Current Liabilities                                        5,415,818

Long-term debt, net of current portion                                   22,697
                                                                   ------------

       Total Liabilities                                              5,438,515
                                                                   ------------

Minority Interest                                                       337,340
                                                                   ------------

Commitments and Contingencies

Stockholders' Equity
    Preferred stock; no par value; authorized -2,000,000
        shares; issued - none.                                                -
    Common stock; $.0001 par value; authorized -
       18,000,000 shares; issued, issuable and
       outstanding - 4,219,315                                              422
    Additional paid-in capital                                        6,037,544
    Less subsidiary stock subscription receivable -
       related parties                                                 (280,000)
    Accumulated deficit                                              (2,066,403)
                                                                   ------------

       Total Stockholders' Equity                                     3,691,563
                                                                   ------------

       Total Liabilities and Stockholders' Equity                  $  9,467,418
                                                                   ============

                  See notes to condensed financial statements.

                          AVIATION HOLDINGS GROUP, INC.
                 Condensed Consolidated Statements of Operations


                                                    Three Months Ended
                                                         March 31,
                                              -------------------------------
                                                   1999             2000
                                              -------------   ---------------
                                                 (Unaudited)    (Unaudited)

Net Sales                                     $   3,147,373   $     2,218,263

Cost of Goods Sold                                2,192,272         1,444,262
                                              -------------   ---------------

Gross Profit                                        955,101           774,001
                                              -------------   ---------------

Operating Expenses
    Salaries and wages                              318,270           353,552
    General and administrative                      417,810           670,597
    Professional fees                                56,199            61,279
                                              -------------   ---------------

Total Operating Expenses                            792,279         1,085,428
                                              -------------   ---------------

Income (Loss) from Operations                       162,822          (311,427)

Other Income (Expense)
    Interest expense                               (157,109)          (53,963)
    Interest income                                   5,376            11,014
    Income from joint venture                         6,553             9,000
                                              -------------   ---------------

Total Other Expense                                (145,180)          (33,949)
                                              -------------   ---------------

Income (Loss) Before Income Taxes and
    Minority Interest                                17,642          (345,376)

Income Tax Expense                                  (27,400)                -
                                              -------------   ---------------

Income (Loss) Before Minority Interest               (9,758)         (345,376)

Minority Interest                                   (32,712)            9,603
                                              -------------   ---------------

Net Loss                                      $     (42,470)         (335,773)
                                              =============   ===============

Basic and Diluted Loss Per Common Share       $      (0.01)   $        (0.08)
                                              =============   ===============

Average Common Shares - Basic and Diluted         3,507,483         4,219,315
                                              =============   ===============

                  See notes to condensed financial statements.

                          AVIATION HOLDINGS GROUP, INC.
                      Condensed Consolidated Statements of Cash Flows

                                                                                          Three Months Ended
                                                                                              March 31,
                                                                                   --------------------------------
                                                                                        1999             2000
                                                                                   --------------   ---------------
                                                                                    (Unaudited)       (Unaudited)
Cash Flows from Operating Activities
    Net loss                                                                       $      (42,470)  $      (335,773)
    Adjustments to reconcile net loss to net
     cash provided by (used in) operating activities
       Minority interest                                                                   32,712            (9,603)
       Income from joint venture                                                           (6,553)           (9,000)
       Depreciation and amortization                                                      135,907            34,030
       Provision for bad debts                                                                  -            15,000
       Change in assets and liabilities
           (Increase) decrease in assets                                                  (39,160)          (68,764)
            Increase (decrease) in liabilities                                            274,932          (494,194)
                                                                                   --------------   ---------------

                  Total Adjustments                                                       397,838          (532,531)
                                                                                   --------------   ---------------

Net Cash Provided by (Used in) Operating Activities                                       355,368          (868,304)
                                                                                   --------------   ---------------

Cash Flows from Investing Activities
    Employee advances                                                                        (560)            8,550
    Purchases of equipment                                                                (15,852)           (2,528)
    Investment in joint venture                                                          (200,000)         (100,000)
                                                                                   --------------   ---------------

Net Cash Used in Investing Activities                                                    (216,412)          (93,978)
                                                                                   --------------   ---------------


                      Consolidated Statements of Cash Flows

Cash Flows From Financing Activities
    Proceeds from bank line of credit                                             $            -    $       270,000
    Repayments of short-term borrowings                                                   (5,697)                 -
    Repayments on long-term debt                                                            (875)            (2,723)
    Payments of deferred offering costs                                                        -           (120,000)
    Advances from (to) stockholders, net of repayments                                  (100,000)           559,170
    Proceeds from sale of stock, net of offering costs paid                              295,000                  -
                                                                                  --------------    ---------------

Net Cash Provided by Financing Activities                                                188,428            706,447
                                                                                  --------------    ---------------

Net Increase (Decrease) in Cash                                                          327,384           (255,835)


Cash, Beginning of Period                                                                363,690            426,688
                                                                                  --------------    ---------------

Cash, End of Period                                                               $      691,074    $       170,853
                                                                                  ==============    ===============

Supplemental Disclosure of Cash Flow Information

Cash Paid for Interest and Income Taxes

    Interest                                                                      $       21,510    $        53,963
                                                                                  ==============    ===============
    Income Taxes                                                                  $            -    $             -
                                                                                  ==============    ===============

                   See notes to condensed financial statements

                          AVIATION HOLDINGS GROUP, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting solely of those adjustments which are of a normal recurring nature, necessary to present fairly its financial position as of March 31, 2000 and the results of its operations and its cash flows for the three months ended March 31, 2000 and 1999.

Interim results are not necessarily indicative of results for the full fiscal year.

Basic and diluted loss per share was calculated based upon the net loss available to common shareholders divided by the weighted average number of shares of common stock outstanding during the period. Options and warrants to purchase common stock are not included in the computation of diluted loss per share because the effect of these instruments would be anti-dilutive for the loss periods presented.

NOTE 2 - ADVANCES FROM STOCKHOLDERS

During the first quarter of 2000, the Company borrowed $550,000 from stockholders to meet the working capital needs of the Company. These advances are unsecured, bear interest at the rate of 10% per annum and are due on demand.

NOTE 3 - SHORT TERM BORROWING - BANK

On August 12, 1998, the Company's majority owned subsidiary Aviation Holdings International, Inc. ("AHI") obtained a revolving working capital line of credit from Comerica Bank. At March 31, 2000 and 1999, the amount outstanding on the credit line was $2,395,000 and $1,500,000, respectively. The loan agreement provides for a maximum aggregate borrowing limit of $3,500,000, subject to a limitation amount of eighty-five percent of eligible Company receivables and thirty-five percent of eligible Company inventory as defined in the loan agreement. This revolving line of credit is secured by substantially all of AHI's assets, and is due on demand. The line of credit bears interest at the Bank's prime rate plus 1%. The loan agreement contains certain covenants which require AHI to maintain minimum thresholds on specific financial ratios. At March 31, 2000, AHI failed to meet the tangible net worth covenant, as defined by the loan agreement, and therefore was in default under the loan agreement.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

         This Management's Discussion and Analysis should read in conjunction with the Company's consolidated financial statements and accompanying notes. The following discussion contains certain forward-looking information, which involves risks and uncertainties. The actual results could differ from the results we anticipate. See "Special Note Regarding Forward-Looking Statements".

Overview

         Our principal asset is our ownership of a controlling interest in Aviation Holdings International. Accordingly, our results of operations are highly dependent upon the results of operations of Aviation Holdings International.

         Aviation Holdings International currently derives its revenues from selling, leasing, exchanging and purchasing spare parts for fixed-wing commercial jet transport aircraft, selling turbine jet engines and management services.

         We have only a limited operating history upon which you may base an evaluation of our operations and prospects. Although we have since our inception experienced increasing net sales, we may experience significant fluctuations in our gross margins and operating results in the future, both on an annual and a quarterly basis. Various factors cause these fluctuations, including general economic conditions, specific economic conditions in the commercial aviation industry, the availability and price of surplus aviation material, the size and timing of customer orders, returns by and allowances to customers and our cost of capital.

Three Months Ended March 31, 2000 v. Three Months Ended March 31, 1999

Results of Operations

         Net sales of aircraft and engine spare parts were $2,218,263 for the three months ended March 31, 2000 as compared to $3,147,373 for the three months ended March 31, 1999. The decrease in net sales of aircraft and engine spare parts was due to a cyclical downturn in the industry caused in part by reductions in demand brought on by higher fuel and borrowing costs for the Aviation Industry. Due to the stabilization in fuel costs after the first quarter, we expect demand to return to more normal levels.

         Cost of goods sold was $1,444,262 and our cost of sales percentage was 65% for the three months ended March 31, 2000. Cost of goods sold was $2,192,272 and our cost of sales percentage was 70% for the three months ended March 31, 1999. Our decrease in cost of goods sold was due to the decrease in sales for the period. The decrease in the cost of sales percentage results from the change in product mix with lower cost parts.

         Salary and wage expenses increased to $353,552 in the three months ended March 31, 2000 from $318,270 in the three months ended March 31, 1999, an increase of $35,282. This increase is primarily the result of increased sales personnel hired in the second half of 1999.

         General and administrative expenses increased to $670,597 in the three months ended March 31, 2000 from $417,810 in the three months ended March 31, 1999, an increase of $257,787. The increase is primarily the result of an increase in credit insurance, bank fees and travel expense related to our efforts to increase our presence in the Asian market as compared to the three months ended March 31, 1999.

         Professional fees increased to $61,279 in the three months ended March 31, 2000 from $56,199 in the three months ended March 31, 1999. We incurred additional accounting and legal expenses related to our efforts to acquire additional inventory and collection efforts on our accounts receivables.

         Interest expense was $53,963 in the three months ended March 31, 2000 and $157,109 in the three months ended March 31, 1999. This decrease was due to the discount on the notes payable to the John G. Jacobs Trust and Nancy Plotkin, recorded for stock issued as an inducement for making loans to unrelated investors in the three months ended March 31, 1999. These loans were repaid in November 1999.

         Interest income was $11,014 in the three months ended March 31, 2000 and $5,376 in the three months ended March 31, 1999.

         Income from the SYNOR-A joint venture was $9,000 in the three months ended March 31, 2000 compared to $6,553 in the three months ended March 31, 1999. We expect increased income starting in the third quarter of 2000 and forward since SYNOR-A completed its FAA certifications in the quarter ended March 31, 2000.

         Income tax benefit was zero in the three months ended March 31, 2000 and income tax expense was $27,400 in the three months ended March 31, 1999. As of March 31, 1999, we qualified to file a consolidated income tax return under the Internal Revenue Code. Therefore, as of April 1, 1999 we are able to offset any earnings of Aviation Holdings International against our losses.

         Minority interest was ($9,603) in the three months ended March 31, 2000 and $32,712 in the three months ended March 31, 1999. The decrease is the result of losses incurred by Aviation Holdings International in the first quarter of 2000 versus a profit in the first quarter of 1999.

         As a result of the foregoing, our net loss was $355,773 for the three months ended March 31, 2000, which was a increase from a net lost of $42,470 for the three months ended March 31, 1999. Basic and diluted loss per common share increased from $.01 for the three months ended March 31, 1999 to $.08 for the three months ended March 31, 2000.

Liquidity and Capital Resources

         As of March 31, 2000 our principal source of liquidity included cash and cash equivalents of $170,853 compared with cash and cash equivalents of $691,074 as of March 31, 1999. As of March 31, 2000, total outstanding debt was $2,975,865 compared to $2,571,665 as of March 31, 1999. Aviation Holdings International renewed a revolving working capital line of credit from Comerica Bank in September 1999. At March 31, 2000, the amount of principal owed to the bank was $2,395,000. The credit agreement governing the revolving line of credit provides for a maximum aggregate borrowing limit of $3,500,000, subject to certain borrowing restrictions and is secured by substantially all of Aviation Holdings International's assets. The line of credit bears interest per annum at Comerica Bank's prime rate plus 1%. As of March 31, 2000, Aviation Holdings International did not meet the tangible net worth covenant of $4,250,000 in the Comerica Bank credit agreement, which puts it in technical default under the terms of the credit agreement.

         Cash used in operations for the three months needed March 31, 2000 was $868,304 as compared to cash provided by operations for the three months ended March 31, 1999 was $355,368. The increase in cash used in operations in 2000 was a result of an increase in net losses and larger increases in operating assets and a reduction in accounts payable over

1999 levels. Cash provided by operations in 1999 was a result of smaller operating losses and decreases in operating assets over 1998 levels.

         Cash used in investing activities for the three months ended March 31, 2000 was $93,978 compared to $216,412 of cash used for investing activities in the three months ended March 31, 1999. Cash used in the three months ended March 31, 2000 was related primarily to the purchases of equipment of $2,528 and additional investment in SYNOR-A Joint Venture of $100,000, net of employee advances of $8,550. Cash used for the three months ended March 31, 1999 was for purchases of equipment of $15,852 and additional investment in SYNOR-A Joint Venture of $200,000.

         Cash provided by financing activities for the three months ended March 31, 2000 was $706,447 compared to $188,428 for the three months ended March 31, 1999. The cash provided in 2000 primarily related to $270,000 borrowed on the bank line of credit and advances from stockholders of $559,170, partially offset by repayments on long- term debt of $2,723 and deferred offering costs of $120,000. The source of cash provided from the three months ended March 31, 1999 was $295,000 proceeds from the sale of stock, repayment of $5,697 of short-term borrowings, and advances to stockholders, net of repayments, of $100,000.

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

Inflation

         Although we cannot accurately anticipate the effect of inflation on our operations, we do not believe that inflation has had, or is likely in the foreseeable future to have, a material effect on our results of operations or financial condition. Increases in fuel costs due to inflation my adversely affect demand for used aircraft that typically are less fuel efficient, thereby decreasing demand for aircraft and engine components and spare parts for these aircraft.

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

         Aviation Holdings International owns a one-half interest in a DC10-30 flight simulator. Our management, and the co-owner of the DC10-30 flight simulator, have determined that the flight simulator will be best utilized in disassembled and sold as spare parts to current users of DC10 parts and peripheral equipment. We anticipate this liquidation will be completed by September 30, 2001.

         We believe that anticipated cash flows from operations will meet our anticipated short term cash needs for working capital and will enable us to make future inventory expenditures for the foreseeable future. On August 12, 1998, Aviation Holdings International entered into a credit agreement with Comerica Bank whereby Comerica Bank agreed to extend a revolving line of credit to Aviation Holdings International of up to $3,500,000. The revolving line of credit is intended to fund working capital needs such as inventory purchases and, subject to Comerica's approval, strategic acquisitions. The funds advanced to Aviation Holdings International by Comerica are secured by the assets of Aviation Holdings International. The outstanding balance may not at any time exceed the sum of (a) 85% of Aviation Holdings International's eligible accounts receivable and (b) 35% of Aviation Holdings International's eligible inventory. This credit facility has been renewed through September 2000. As of March 31, 2000 the maximum amount available to Aviation Holdings International under this formula was approximately $2,695,040 million, and the outstanding balance was approximately $2,395,000 million.

         We do not anticipate material capital expenditures for the coming fiscal year.


CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-QSB contains forward-looking statements regarding, among other things, the anticipated financial and operating results of Aviation Holdings Group, Inc. For this purpose, forward looking statements are any statements contained herein that are not statements of historical fact and include, but are not limited to, those preceded by or that include the words, "believe," "may," "will," "estimate," "continue," "intend," "plan," "expect," "anticipate" or similar expressions. In connection with the "safe harbor" provisions in the Private Securities Litigation Reform Act of 1995, we are including this cautionary statement identifying important factors that could cause our actual results to differ materially from those projected in forward looking statements made by us, or on our behalf. Although we believe that the forward-looking statements contained herein are reasonable, it can give no assurance that our expectations will be met. All forward-looking statements are expressly qualified in their entirety by this cautionary statement.

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

PART II


Item 1. Legal Proceedings.

        None.

Item 2. Changes in Securities.

        Not applicable.

Item 3. Defaults Upon Senior Securities.

        Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

        Not Applicable.

Item 5. Other Information.

        Not Applicable.

Item 6. Exhibits and Reports on Form 8-K.

        (a)     Exhibits

        Exhibit No.                   Description

            27.                       Financial Data Schedule


         (b) We did not file any reports on Form 8-K during the quarter for which this report is filed.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                        AVIATION HOLDINGS GROUP, INC.


         Date: May 15, 2000             By:/s/ Joseph F. Nelson
                                           --------------------
                                           Joseph F. Nelson,
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)




         Date: May 15, 2000             By:/s/ Joseph J. Janusz
                                           --------------------
                                           Joseph J. Janusz,
                                           Vice President-Finance and Chief
                                           Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)