Form 10QSB
period 2000-06-30
AVIATION HOLDINGS GROUP INC/FL
filed 2000-09-18
CIK 1051254

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                       For the Quarter ended June 30, 2000

                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF  1934

For the transition period from               to
                               -------------   ---------------

Commission file number 000-30510
                       ---------

                          AVIATION HOLDINGS GROUP, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Delaware                                     22-2545898
 -------------------------------        ----------------------------------------
 (State or other jurisdiction of)       (I.R.S. Employer Identification Number)
 (incorporation or organization)

                  15675 N.W. 15th Avenue, Miami, Florida 33169
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                  (305)624-6700
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               (1) Yes [ ] No [X]
                               (2) Yes [X] No [ ]

         Transitional Small Business Format: YES [ ]   NO [X]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Common Stock, $0.001 part value, outstanding on September 13, 2000:
4,219,315 shares

                          AVIATION HOLDINGS GROUP, INC.
                                TABLE OF CONTENTS

                                                                                                           Page
                                                                                                           ----

PART 1 FINANCIAL INFORMATION

     Item 1. Financial Statements                                                                            1

         Condensed Consolidated  Balance Sheet as of June 30, 2000 (Unaudited)                               1

         Condensed Consolidated Statements of Operations for the Three Months Ended
                  June 30, 1999 and 2000 (Unaudited) and for the Six Months Ended
                  June 30, 1999 and 2000 (Unaudited)                                                         3

         Condensed Statements of Cash Flows for the Six Months Ended
                  June 30, 1999 and 2000 (Unaudited)                                                         4

         Notes to Condensed Consolidated Financial Statements (Unaudited)                                    5

     Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations            7


PART II OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K                                                                10

SIGNATURES                                                                                                   11


PART 1 FINANCIAL INFORMATION

Item 1. Financial Statements

Certain information and footnote disclosures required under generally accepted accounting principals have been condensed or omitted from the following condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission, although we believe that such financial disclosures are adequate to assure that the information presented is not misleading in any material respect. The following condensed consolidated financial statements should be read in conjunction with the year-end financial statements and notes thereto included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the entire fiscal year.

                          AVIATION HOLDINGS GROUP, INC.
                      Condensed Consolidated Balance Sheet

                                     ASSETS
                                     ------

                                                                                   June 30,          December 31,
                                                                                     2000                1999
                                                                               ----------------    ----------------
                                                                                 (Unaudited)
Current Assets
    Cash                                                                       $        144,676    $        426,688
    Trade receivables, net                                                            2,361,271           1,710,014
    Inventory                                                                         3,954,563           4,700,636
    Advances to stockholder - related party                                             143,150             151,709
    Other current assets                                                                158,478              72,842
                                                                               ----------------    ----------------

           Total Current Assets                                                       6,762,138           7,061,889
                                                                               ----------------    ----------------

Property and Equipment, Net                                                             292,097             324,188
                                                                               ----------------    ----------------

Other Assets
    Investment in joint venture                                                         804,371             710,189
    Deposits                                                                             16,713              16,713
    Interest receivable from stockholders - related parties                              58,497              47,627
    Intangibles, net                                                                    648,255             672,859
    Deferred offering costs                                                             784,557             749,342
                                                                               ----------------    ----------------

           Total Other Assets                                                         2,312,393           2,196,730
                                                                               ----------------    ----------------

           Total Assets                                                        $      9,366,628    $      9,582,807
                                                                               ================    ================



                  See notes to condensed financial statements.

                          AVIATION HOLDINGS GROUP, INC.
                      Condensed Consolidated Balance Sheet

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                     June 30,          December 31,
                                                                                      2000                 1999
                                                                                 ---------------     ----------------
                                                                                   (Unaudited)
Current Liabilities
    Short-term borrowings and current portion of long-term debt                $     2,358,755     $      2,133,099
    Accounts payable                                                                 2,155,726            2,620,343
    Accrued expenses and other current liabilities                                     462,257              429,597
    Advances from stockholders                                                         551,000                1,000
                                                                               ---------------     ----------------

           Total Current Liabilities                                                 5,527,738            5,184,039

Long-term debt, net of current portion                                                  20,541               24,489
                                                                               ---------------     ----------------

       Total Liabilities                                                             5,548,279            5,208,528
                                                                               ---------------     ----------------

Minority Interest                                                                      332,249              346,943
                                                                               ---------------     ----------------

Commitments and Contingencies

Stockholders' Equity
    Preferred stock; no par value; authorized -2,000,000 shares;
        issued - none.                                                                       -                   -
    Common stock; $.0001 par value; authorized -
       18,000,000 shares; issued, issuable and outstanding -
       4,219,315 shares                                                                    422                  422
    Additional paid-in capital                                                       6,037,544            6,037,544
    Less subsidiary stock subscription receivable - related parties                   (280,000)            (280,000)
    Accumulated deficit                                                             (2,271,866)          (1,730,630)
                                                                               ---------------     ----------------

       Total Stockholders' Equity                                                    3,486,100            4,027,336
                                                                               ---------------     ----------------

       Total Liabilities and Stockholders' Equity                              $     9,366,628     $      9,582,807
                                                                               ===============     ================


                  See notes to condensed financial statements.

                          AVIATION HOLDINGS GROUP, INC.
                 Condensed Consolidated Statements of Operations

                                                         Three Months Ended                Six Months Ended
                                                              June 30,                         June 30,
                                                   ------------------------------   -------------------------------
                                                       2000             1999            2000             1999
                                                   -------------    -------------   -------------   ---------------
                                                      (Unaudited)    (Unaudited)       (Unaudited)    (Unaudited)
Net Sales                                          $   2,378,442    $   3,224,569   $   4,596,705   $     6,371,942

Cost of Goods Sold                                     1,623,043        2,061,287       3,067,305         4,253,559
                                                   -------------    -------------   -------------   ---------------

Gross Profit                                             755,399        1,163,282       1,529,400         2,118,383
                                                   -------------    -------------   -------------   ---------------

Operating Expenses
    Salaries and wages                                   369,798          327,749         723,350           646,019
    General and administrative                           427,528          580,571       1,098,125           998,381
    Professional fees                                    114,476           72,133         175,755           128,332
                                                   -------------    -------------   -------------   ---------------

Total Operating Expenses                                 911,802          980,453       1,997,230         1,772,732
                                                   -------------    -------------   -------------   ---------------

Income (Loss) from Operations                           (156,403)         182,829        (467,830)          345,651

Other Income (Expense)
    Interest expense                                     (66,773)        (292,196)       (120,736)         (449,305)
    Interest income                                        9,621           10,116          20,635            15,492
    Income from joint venture                              3,000           13,098          12,000            19,651
                                                   -------------    -------------   -------------   ---------------

Total Other Expense                                      (54,152)        (268,982)        (88,101)         (414,162)
                                                   -------------    -------------   -------------   ---------------



Income (Loss) Before Income Taxes and
    Minority Interest                                   (210,555)         (86,153)       (555,931)          (68,511)

Income Tax Expense                                             -          (21,600)              -           (49,000)
                                                   -------------    -------------   -------------   ---------------

Income (Loss) Before Minority Interest                  (210,555)        (107,753)       (555,931)         (117,511)

Minority Interest                                          5,092          (10,645)         14,695           (43,357)
                                                   -------------    -------------   -------------   ---------------

Net Loss                                           $    (205,463)   $    (118,398)  $    (541,236)  $      (160,868)
                                                   =============    =============   =============   ===============

Basic and Diluted Loss Per Common Share            $     (0.05)     $     (0.03)    $     (0.13)    $       (0.04)
                                                   =============    =============   =============   ===============

Average Common Shares - Basic and Diluted              4,219,315        4,196,892       4,219,315         3,854,092
                                                   =============    =============   =============   ===============


                  See notes to condensed financial statements.

                          AVIATION HOLDINGS GROUP, INC.

                 Condensed Consolidated Statements of Cash Flows

                                                                                      Six Months Ended
                                                                                          June 30,
                                                                              --------------------------------
                                                                                   2000             1999
                                                                              --------------   ---------------
                                                                               (Unaudited)       (Unaudited)

Cash Flows from Operating Activities
    Net loss                                                                  $     (541,236)  $      (160,868)
    Adjustments to reconcile net loss to net
     cash provided by (used in) operating activities
       Minority interest                                                             (14,695)           43,357
       Income from joint venture                                                     (12,000)          (19,651)
       Depreciation and amortization                                                  69,155            60,754
       Amortization of financing fees                                                      -           343,453
       Provision for bad debts                                                        20,000            30,000
       Change in assets and liabilities
           (Increase) decrease in assets                                              (7,572)         (374,311)
            Increase (decrease) in liabilities                                      (347,172)         (205,729)
                                                                              --------------   ---------------

                  Total Adjustments                                                 (292,284)         (122,127)
                                                                              --------------   ---------------

                  Net Cash Used in Operating Activities                             (833,520)         (282,995)
                                                                              --------------   ---------------

Cash Flows from Investing Activities
    Employee advances                                                                (14,116)            1,084
    Purchases of equipment                                                           (12,462)          (36,192)
    Investment in joint venture                                                     (100,000)         (200,000)
    Distributions from joint venture                                                  17,818                 -
                                                                              --------------   ---------------

                  Net Cash Used in Investing Activities                             (108,760)         (235,108)
                                                                              --------------   ---------------

Cash Flows From Financing Activities
    Proceeds from bank line of credit                                                226,771           575,000
    Repayments of short-term borrowings                                                    -           (13,860)
    Repayments on long-term debt                                                      (5,063)           (1,466)
    Payments of deferred offering costs                                             (120,000)          (59,744)
    Advances from (to) stockholders, net of repayments                               558,560           (58,526)
    Proceeds from sale of stock, net of offering costs paid                                -           295,000
                                                                              --------------   ---------------

                  Net Cash Provided by Financing Activities                          660,268           736,404
                                                                              --------------   ---------------

Net Increase (Decrease) in Cash                                                     (282,012)          218,301

Cash, Beginning of Period                                                     $      426,688   $       363,690
                                                                              --------------   ---------------

Cash, End of Period                                                           $      144,676   $       581,991
                                                                              ==============   ===============

Supplemental Disclosure of Cash Flow Information

Cash Paid for Interest and Income Taxes

    Interest                                                                  $      118,736           $71,601
                                                                              ==============   ===============

    Income Taxes                                                              $       23,827   $             -
                                                                              ==============   ===============

                  See notes to condensed financial statements.

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

In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting solely of those adjustments which are of a normal recurring nature, necessary to present fairly its financial position as of June 30, 2000 and the results of its operations and its cash flows for the periods ended June 30, 2000 and 1999.

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


NOTE 3 - SHORT TERM BORROWING - BANK

On August 12, 1998, the Company's majority owned subsidiary Aviation Holdings International, Inc. ("AHI") obtained a revolving working capital line of credit from Comerica Bank. At June 30, 2000 and 1999, the amount outstanding on the credit line was $2,351,771 and $2,075,000, respectively. The loan agreement provides for a maximum aggregate borrowing limit of $3,500,000, subject to a limitation amount of eighty-five percent of eligible Company receivables and thirty-five percent of eligible Company inventory as defined in the loan agreement. This revolving line of credit is secured by substantially all of AHI's assets, and is due on demand. The line of credit bears interest at the Bank's prime rate plus 1%. The loan agreement contains certain covenants which require AHI to maintain minimum thresholds on specific financial ratios. At June 30, 2000, AHI failed to meet the tangible net worth covenant, as defined by the loan agreement, and therefore was in default under the loan agreement.

                         AVIATION HOLDINGS GROUP, INC.
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


NOTE 4 - SUBSEQUENT EVENT

On September 5, 2000, the Company and Silvertown International, Inc. ("Silvertown") entered into a share exchange agreement. Under the agreement, the Company will transfer 85% of the issued and outstanding common stock of its sole operating subsidiary, Aviation Holdings International, Inc. ("AHI"), to Silvertown. The Company will retain an 11% interest in the outstanding common stock of AHI. In exchange for receiving the common stock of AHI from the Company, Silvertown will issue a promissory note to the Company in the amount of $750,000 and surrender 500,000 shares of the Company's common stock and warrants to purchase 100,000 shares of the Company's common stock held by Silvertown and/or its affiliates. The promissory note is to be secured by the stock of AHI, which will be transferred under the terms of the exchange agreement, and will be guaranteed by AHI. AHI's guaranty will be secured by a security interest in all the assets of AHI. The agreement is subject to various conditions including due diligence by Silvertown and approval by the Company's shareholders. The share exchange agreement expires on December 31, 2000 if the transaction has not closed by that time. Upon completion of this transaction the Company will have no further operating subsidiaries.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

         This Management's Discussion and Analysis should be read in conjunction with our consolidated financial statements and accompanying notes. The following discussion contains certain forward-looking information, which involves risks and uncertainties. The actual results could differ from the results we anticipate. See "Cautionary Statement Regarding Forward-Looking Statements."

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

Six Months Ended June 30, 2000 v. Six Months Ended June 30, 1999.

Results of Operations

         Net sales of aircraft and engine spare parts were $4,596,705 for the six months ended June 30, 2000 as compared to $6,371,942 for the six months ended June 30, 1999. The decrease in net sales of aircraft and engine spare parts was due to a cyclical downturn in the industry caused in part by reductions in demand brought on by higher fuel and borrowing costs for the Aviation Industry. Due to the stabilization in fuel costs after the first quarter, we expect demand to return to more normal levels.

         Cost of goods sold was $3,067,305 and our cost of sales percentage was 67% for the six months ended June 30, 2000. Cost of goods sold was $4,253,559 and our cost of sales percentage was 67% for the six months ended June 30, 1999. Our decrease in cost of goods sold was due to the decrease in sales for the period.

         Salary and wage expenses increased to $723,350 in the six months ended June 30, 2000 from $646,019 in the six months ended June 30, 1999, an increase of $77,331. This increase is primarily the result of increased sales personnel hired in the second half of 1999.

         General and administrative expenses increased to $1,098,125 in the six months ended June 30, 2000 from $998,381 in the six months ended June 30, 1999, an increase of $99,744. The increase is primarily the result of an increase in credit insurance, bank fees and travel expense related to our efforts to increase our presence in the Asian and South American markets as compared to the six months ended June 30, 1999.

         Professional fees increased to $175,755 in the six months ended June 30, 2000 from $128,332 in the six months ended June 30, 1999. We incurred additional accounting and legal expenses related to our efforts to acquire additional inventory and collection efforts on our accounts receivables in the first six months of 2000.

         Interest expense was $120,736 in the six months ended June 30, 2000 and $449,305 in the six months ended June 30, 1999. This decrease was due to the discount on the notes payable to the John G. Jacobs Trust and Nancy Plotkin, recorded for stock issued as an inducement for making loans to unrelated investors in the six months ended June 30, 1999. These loans were repaid in November 1999.

         Interest income was $20,635 in the six months ended June 30, 2000 and $15,492 in the six months ended June 30, 1999.

         Income from the SYNOR-A joint venture was $12,000 in the six months ended June 30, 2000 compared to $19,651 in the six months ended June 30, 1999. We expect increased income starting in the fourth quarter of 2000 and forward since SYNOR-A completed its FAA certifications in the quarter ended March 31, 2000.

         Income tax expense was $0 in the six months ended June 30, 2000 and income tax expense was $49,000 in the six months ended June 30, 1999. As of March 31, 1999, we qualified to file a consolidated income tax return under the Internal Revenue Code. Therefore, as of April 1, 1999 we are able to offset any earnings of Aviation Holdings International against our losses.

         Minority interest was $(14,695) in the six months ended June 30, 2000 and $43,357 in the six months ended June 30, 1999. The decrease is the result of losses incurred by Aviation Holdings International in the six months ended June 30, 2000 versus income in the six months ended June 30, 1999.

         As a result of the foregoing, our net loss was $541,236 for the six months ended June 30, 2000, which was a increase from a net lost of $160,868 for the six months ended June 30, 1999. Basic and diluted loss per common share increased from $.04 for the six months ended June 30, 1999 to $.13 for the six months ended June 30, 2000.

Liquidity and Capital Resources

         As of June 30, 2000 our principal source of liquidity included cash and cash equivalents of $144,676 compared with cash and cash equivalents of $497,437 as of June 30, 1999. As of June 30, 2000, total outstanding debt was $2,358,755 compared to $2,355,411 as of June 30, 1999. Aviation Holdings International renewed a revolving working capital line of credit from Comerica Bank in September 1999. At June 30, 2000, the amount of principal owed to the bank was $2,351,771. The credit agreement governing the revolving line of credit provides for a maximum aggregate borrowing limit of $3,500,000, subject to certain borrowing restrictions and is secured by substantially all of Aviation Holdings International's assets. The line of credit bears interest per annum at Comerica Bank's prime rate plus 1%. As of June 30, 2000, Aviation Holdings International did not meet the tangible net worth covenant of $4,250,000 in the Comerica Bank credit agreement, which puts it in technical default under the terms of the credit agreement.

         Cash used in operations for the six months ended June 30, 2000 was $833,520 as compared to cash used by operations for the six months ended June 30, 1999 was $282,995. The increase in cash used in operations in 2000 was a result of an increase in net losses and larger increases in operating assets and a reduction in accounts payable over 1999 levels. Cash used by operations in 2000 was a result of larger operating losses and decreases in operating liabilities over 1999 levels.

         Cash used in investing activities for the six months ended June 30, 2000 was $108,760 compared to $235,108 of cash used for investing activities in the six months ended June 30, 1999. Cash used in the six months ended June 30, 2000 was related primarily to the purchases of equipment of $12,462 and additional investment in SYNOR-A Joint Venture of $100,000, offset by a distribution from the joint venture of 17,818, net of employee advances of $14,116. Cash used for the six months ended June 30, 1999 was for purchases of equipment of $36,192 and additional investment in SYNOR-A Joint Venture of $200,000.

         Cash provided by financing activities for the six months ended June 30, 2000 was $660,268 compared to $736,404 for the six months ended June 30, 1999. The cash provided in 2000 primarily related to $226,771 borrowed on the bank line of credit and advances from Stockholders of $558,560, partially offset by repayments on long-term debt of $5,063 and deferred offering costs of $120,000. The source of cash provided from the six months ended June 30, 1999 was $295,000 proceeds from the sale of stock, $575,000 borrowed on the bank line of credit, repayment of $15,326 of short-term borrowings, and long term debt and $58,526 advances to stockholders, and $59,744 payments of deferred offering costs.

         We believe that existing cash balances and the credit agreement with Comerica will be sufficient to meet the capital requirements of our current business for the next twelve months. We will, however, require additional equity or debt financing in order to implement our expansion plans and, in particular, the expansion of our business into turbine engine and aircraft sales. Thereafter, if our capital requirements increase, we will be required to secure additional sources of capital. There can be no assurance we will be capable of securing additional capital or that the terms upon which such capital will be available to us will be acceptable.

Inflation

         Although we cannot accurately anticipate the effect of inflation on our operations, we do not believe that inflation has had or is likely in the foreseeable future to have, a material effect on our results of operations or financial condition. Increase in fuel costs due to inflation my adversely affect demand for used aircraft that typically are less fuel efficient, thereby decreasing demand for aircraft and engine components and spare parts for these aircraft.

Plan of Operation

         As disclosed in Note 4 to our Condensed Consolidated Financial Statements, in September 2000 we entered into a share exchange agreement with Silvertown International, Inc. pursuant to which we agreed to transfer 85% of the issued and outstanding common stock of our sole operating subsidiary, Aviation Holdings International, Inc., to Silvertown International, Inc. in exchange for a promissory note in the principal amount of $750,000 and the surrender of 500,000 shares of our common stock and warrants to purchase 100,000 shares of our common stock held by Silvertown International, Inc. and/or its affiliates. This agreement is subject to various conditions including a due diligence review of our company by Silvertown International, Inc. and approval of the transaction by our stockholders. Upon completion of this transaction, we will no longer have any operating subsidiaries. If we are unable to complete this transaction, then, over the next twelve months, we intend to expand our inventory of aircraft and engine spare parts and to acquire turbine jet engines and/or aircraft. We also anticipate hiring additional employees, particularly in the marketing area. If we are able to complete this transaction, then we expect to commence efforts to acquire a new operating subsidiary. Either of these plans will require us to raise additional capital. We expect to engage in either a public or private offering of our securities or to obtain additional debt financing in order to raise the funds necessary to execute either of these plans. We are not certain that we will be able to secure additional capital on a timely basis or at all. If we are unable to secure additional capital, then we will not be able to implement these plans.

         Aviation Holdings International owns a one-half interest in a DC10-30 flight simulator. Our management, and the co-owner of the DC10-30 flight simulator, have determined that the flight simulator will be best utilized if disassembled and sold as spare parts to current users of DC10 parts and peripheral equipment. We anticipate this liquidation will be completed by September 30, 2001.

         We believe that anticipated cash flows from operations will meet our anticipated short-term cash needs for working capital and will enable us to make future inventory expenditures for the foreseeable future. On August 12, 1998, Aviation Holdings International entered into a credit agreement with Comerica Bank whereby Comerica Bank agreed to extend a revolving line of credit to Aviation Holdings International of up to $3,500,000. The revolving line of credit is intended to fund working capital needs such as inventory purchases and, subject to Comerica's approval, strategic acquisitions. The funds advanced to Aviation Holdings International by Comerica are secured by the assets of Aviation Holdings International. The outstanding balance may not at any time exceed the sum of (a) 85% of Aviation Holdings International's eligible accounts receivable and (b) 35% of Aviation Holdings International's eligible inventory. As of June 30, 2000 the maximum amount available to Aviation Holdings International under this formula was approximately $2,327,099, and the outstanding balance was approximately $2,351,771. The promissory note evidencing our obligation to repay the amounts advanced to us pursuant to this line of credit is a demand instrument. Upon receiving written notice from Comerica Bank, we are required to repay the outstanding balance under this line of credit plus all accrued interest thereon.

         We do not anticipate material capital expenditures for the coming fiscal year.


CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         This Form 10-QSB contains forward-looking statements regarding, among other things, the anticipated financial and operating results of Aviation Holdings Group, Inc. For this purpose, forward looking statements are any statements contained herein that are not statements of historical fact and include, but are not limited to, those preceded by or that include the words, "believe", "may", "will", "estimate", "continue", "intend", "plan", "expect", "anticipate" or similar expressions. In connection with the "safe harbor" provisions in the Private Securities Litigation Reform Act of 1995, we are including this cautionary statement identifying important factors that could cause our actual results to differ materially from those projected in forward looking statements made by us, or on our behalf. Although we believe that the forward-looking statements contained herein are reasonable, it can give no assurance that our expectations will be met. All forward-looking statements are expressly qualified in their entirety by this cautionary statement.

         Important factors that may cause actual results to differ from forward-looking statements may include, for example,

         o The success or failure of our efforts to implement business strategy, including expanding our international operations;
         o Our ability to raise sufficient capital to expand our business;
         o The effect of changing economic conditions on the airline and aircraft industries;
         o Changes in government regulations, tax rates an similar matters;
         o Our ability to attract and retain quality employees; and
         o Other risks which may be described in our futur filings with the SEC.

                                     PART II

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits

         Exhibit No.       Description

         27                Financial Data Schedule

         (b) We did not file any reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.


                             AVIATION HOLDINGS GROUP, INC.


Date: September 18, 2000     By:/s/ Joseph J. Nelson
                             ---------------------------------------------------
                             Joseph J. Nelson
                             President and Chief Executive Officer
                             (Principal Executive Officer)



Date: September 18, 2000     By:/s/ Joseph Janusz
                             ---------------------------------------------------
                             Joseph Janusz
                             Vice President-Finance and Chief Financial Officer
                             (Principal Financial and Accounting Officer)