Form 10QSB
period 2000-09-30
AVIATION HOLDINGS GROUP INC/FL
filed 2000-12-21
CIK 1051254

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                                   (Mark One)

 [ X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter ended September 30, 2000

                                       or

 [  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________

                        Commission file number 000-30510


                          AVIATION HOLDINGS GROUP, INC.
                          -----------------------------
        (Exact name of small business issuer as specified in its charter)

            Delaware                                  22-2545898
            --------                                  ----------
(State or other jurisdiction of)         (I.R.S. Employer Identification Number)
(incorporation or organization)

                  15675 N.W. 15th Avenue, Miami, Florida 33169
                  --------------------------------------------
                    (Address of principal executive offices)

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


          Common Stock, $0.001 part value, outstanding on December 19, 2000:
4,219,315 shares

                                TABLE OF CONTENTS




        PART I  FINANCIAL INFORMATION                                                                 PAGE NO.
                                                                                                      --------
                Item 1. Financial Statements

                Condensed Consolidated Balance Sheets as of September 30, 2000 (unaudited)
                and December 31,1999........................................................              3

                Condensed Consolidated Statements of Operations for the Three Months
                and Nine Months Ended September 30, 2000 (unaudited) and 1999 (unaudited)...              5

                Condensed Consolidated Statements of Cash Flows for the Nine Months
                Ended September 30, 2000 (unaudited) and 1999 (unaudited)...................              6

                Notes to Condensed Consolidated Financial Statements........................              7

                Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations...............................              9


       PART II  OTHER INFORMATION

                Item 6.  Exhibits and Reports on Form 8-K...................................             13

SIGNATURES


Item 1.  Financial Statements


                          AVIATION HOLDINGS GROUP, INC.
                      Condensed Consolidated Balance Sheets

                                     ASSETS

                                                              September 30,     December 31,
                                                                  2000              1999
                                                             ---------------- -----------------
                                                                 (Unaudited)
Current Assets
     Cash                                                           $ 61,925         $ 426,688
     Trade receivables, net                                        2,594,163         1,710,014
     Inventory                                                     8,082,257         4,700,636
     Advances to stockholder - related party                               -           151,709
     Other current assets                                             73,709            72,842
                                                             ---------------- -----------------


               Total Current Assets                               10,812,054         7,061,889
                                                             ---------------- -----------------


Property and Equipment, Net                                          269,538           324,188
                                                             ---------------- -----------------

Other Assets
     Investment in joint venture                                     813,150           710,189
     Deposits                                                         16,713            16,713
     Interest receivable from stockholders - related
        parties                                                       63,992            47,627
     Intangibles, net                                                645,246           672,859
     Deferred offering costs                                               -           749,342
                                                             ---------------- -----------------

                Total Other Assets                                 1,539,101         2,196,730
                                                             ---------------- -----------------


Total Assets                                                    $ 12,620,693       $ 9,582,807
                                                             ================ =================


            See notes to condensed consolidated financial statements.

                          AVIATION HOLDINGS GROUP, INC.
                      Condensed Consolidated Balance Sheets

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                              September 30,     December 31,
                                                                  2000              1999
                                                             ---------------- -----------------
                                                               (Unaudited)
Current Liabilities
     Short-term borrowings and current portion of
       long-term debt                                            $ 2,567,231       $ 2,133,099
     Accounts payable                                              6,172,855         2,620,343
     Accrued expenses and other current liabilities                  643,410           429,597
     Advances from stockholders                                      551,000             1,000
                                                             ---------------- -----------------

     Total Current Liabilities                                     9,934,496         5,184,039

Long-term debt, net of current portion                                 8,671            24,489
                                                             ---------------- -----------------

     Total Liabilities                                             9,943,167         5,208,528
                                                             ---------------- -----------------

Minority Interest                                                    323,489           346,943
                                                             ---------------- -----------------

Commitments and Contingencies

Stockholders' Equity
     Preferred stock; no par value; authorized - 2,000,000
          shares; issued - none.                                           -                 -
     Common stock; $.0001 par value; authorized -
          18,000,000 shares; issued, issuable and
          outstanding - 4,219,315                                        422               422
     Additional paid-in capital                                    6,037,544         6,037,544
     Less subsidiary stock subscription receivable -
          related parties                                           (280,000)         (280,000)
     Accumulated deficit                                          (3,403,929)       (1,730,630)
                                                             ---------------  ----------------

          Total Stockholders' Equity                               2,354,037         4,027,336
                                                             ---------------  ----------------

          Total Liabilities and Stockholders' Equity            $ 12,620,693       $ 9,582,807
                                                             ===============  ================

            See notes to condensed consolidated financial statements.

                          AVIATION HOLDINGS GROUP, INC.
                 Condensed Consolidated Statements of Operations

                                              Three Months Ended                       Nine Months Ended
                                                 September 30,                           September 30,
                                     -------------------------------------- -----------------------------------------
                                              2000                1999                2000                 1999
                                     ------------------------ ------------- -------------------------- --------------
                                           (Unaudited)        (Unaudited)          (Unaudited)          (Unaudited)

Net Sales                                         $2,224,817    $2,970,807                 $6,821,522     $9,342,749

Cost of Goods Sold                                 1,550,456     1,794,816                  4,617,761      6,048,375
                                     ------------------------ ------------- -------------------------- --------------

Gross Profit                                         674,361     1,175,991                  2,203,761      3,294,374
                                     ------------------------ ------------- -------------------------- --------------

Operating Expenses
     Salaries and wages                              297,097       449,181                  1,020,447      1,095,200
     General and administrative                      476,361       437,234                  1,574,486      1,435,615
     Professional fees                               989,842        62,180                  1,165,597        190,512
                                     ------------------------ ------------- -------------------------- --------------


Total Operating Expenses                           1,763,300       948,595                  3,760,530      2,721,327
                                     ------------------------ ------------- -------------------------- --------------


Income (Loss) from Operations                     (1,088,939)      227,396                 (1,556,769)       573,047


Other Income (Expense)
     Interest expense                                (66,158)     (128,843)                  (186,894)      (578,148)
     Interest income                                   5,495         5,517                     26,130         21,009
     Income from joint venture                         8,779       (15,480)                    20,779          4,171
                                     ------------------------ ------------- -------------------------- --------------

Total Other Expense                                  (51,884)     (138,806)                  (139,985)      (552,968)
                                     ------------------------ ------------- -------------------------- --------------

Income (Loss) Before Income Taxes
and Minority Interest                             (1,140,823)       88,590                 (1,696,754)        20,079

Income Tax Expense                                         -        (7,125)                         -        (56,125)
                                     ------------------------ ------------- -------------------------- --------------

Income (Loss) Before Minority
Interest                                          (1,140,823)       81,465                 (1,696,754)       (36,046)


Minority Interest                                      8,760       (19,513)                    23,455        (62,870)
                                     ------------------------ ------------- -------------------------- --------------

Net (Loss) Income                                $(1,132,063)      $61,952                $(1,673,299)      $(98,916)
                                     ======================== ============= ========================== ==============

Basic and Diluted Loss Per Common
Share                                                 $(0.27)        $0.01                    $(0.40)         $(0.03)
                                     ======================== ============= ========================== ==============

Average Common Shares - Basic and
Diluted                                            4,219,315     4,214,152                  4,219,315      3,954,459
                                     ======================== ============= ========================== ==============

            See notes to condensed consolidated financial statements.

                          AVIATION HOLDINGS GROUP, INC.
                 Condensed Consolidated Statements of Cash Flows

                                                                             Nine Months Ended
                                                                                September 30
                                                                   ---------------------------------------
                                                                          2000                1999
                                                                   ------------------- -------------------
                                                                      (Unaudited)         (Unaudited)
Cash Flows from Operating Activities
   Net loss                                                              $(1,673,299)           $(98,916)
   Adjustments to reconcile net loss to net
       cash provided by (used in) operating activities
       Compensatory common stock and options                                       -              83,625
       Minority interest                                                     (23,455)             62,871
       Income from joint venture                                             (20,779)             (4,170)
       Depreciation and amortization                                          98,605              86,690
       Expensed deferred offering costs                                      746,069                   -
       Amortization of financial fees                                              -             383,932
       Provision for bad debts                                                53,900              30,000
       Change in assets and liabilities

                (Increase) decrease in assets                             (4,194,295)         (1,123,338)
                Increase (decrease) in liabilities                         3,782,526             374,729
                                                                   ------------------- -------------------
                       Total Adjustments                                     442,571            (105,661)
                                                                   ------------------- -------------------
Net Cash Used in Operating Activities                                     (1,230,728)           (204,577)
                                                                   ------------------- -------------------

Cash Flows from Investing Activities
   Employee advances                                                         (16,266)                (52)
   Purchases of equipment                                                    (13,069)            (77,419)
   Investment in joint venture                                              (100,000)           (200,000)
   Distributions from joint venture                                           17,818              14,627
                                                                   ------------------- -------------------
Net Cash Used in Investing Activities                                       (111,517)           (262,844)
                                                                   ------------------- -------------------

Cash Flows from Financing Activities
   Proceeds from bank line of credit                                         425,444             475,000
   Repayments of short-term borrowings                                             -             (23,897)
   Repayments on long-term debt                                               (7,132)             (2,664)
   Payments of deferred offering costs                                             -             (79,623)
   Proceeds from sale of EWS note                                                  -              43,880
   Advances from (to) stockholders, net of repayments                        559,170             (76,528)
   Proceeds from sale of stock, net of offering costs paid                         -             265,000
                                                                   ------------------- -------------------
Net Cash Provided by Financing Activities                                    977,482             601,168
                                                                   ------------------- -------------------

Net Increase (Decrease) in Cash                                             (364,763)            133,747
Cash, Beginning of Period                                                    426,688             363,690
                                                                   ------------------- -------------------
Cash, End of Period                                                          $61,925            $497,437
                                                                   =================== ===================
Supplemental Disclosure of Cash Flow Information

Cash paid for Interest and Income Taxes
   Interest                                                                 $182,894            $190,638
                                                                   =================== ===================
   Income Taxes                                                              $23,827             $31,825
                                                                   =================== ===================

            See notes to condensed consolidated financial statements

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


In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting solely of those adjustments, which are of a normal recurring nature, necessary to present fairly its financial position as of September 30, 2000 and the results of its operations and its cash flows for the three month and nine month periods ended September 30, 2000 and 1999.


Interim results are not necessarily indicative of results for the full fiscal year.


Basic and diluted loss per share was calculated based upon the net loss available to common shareholders divided by the weighted average number of shares of common stock outstanding during the period. Options and warrants to purchase shares of common stock are to included in the computation of diluted loss per share because the effect of these instruments would be anti-dilutive for the loss periods presented.


NOTE 2 - ADVANCES FROM STOCKHOLDERS

During the first quarter of 2000, the Company borrowed $550,000 from stockholders to meet the working capital needs of the Company. These advances are unsecured, bear interest at the rate of 10% per annum and are due on demand.

NOTE 3 - SHORT TERM BORROWING - BANK

On August 12, 1998, the Company's majority owned subsidiary Aviation Holdings International, Inc. ("AHI") obtained a revolving working capital line of credit from Comerica Bank. At September 30, 2000 and 1999, the amount outstanding on the credit line was $2,550,444 and $1,975,000, respectively. The loan agreement provides for a maximum aggregate borrowing limit of $3,500,000, subject to a limitation amount of eighty-five percent of eligible Company receivables and thirty-five percent of eligible Company inventory as defined in the loan agreement. This revolving line of credit is secured by substantially all of AHI's assets, and is due on demand. The line of credit bears interest at the Bank's prime rate plus 1%. The loan agreement contains certain covenants, which require AHI to maintain minimum thresholds on specific financial ratios. At September 30, 2000, AHI failed to meet the tangible net worth covenant, as defined by the loan agreement, and therefore was in default under the loan agreement. This credit facility has been renewed on a month-to-month basis.

NOTE 4 - DEFERRED OFFERING COSTS


In the third quarter of 2000, the Company aborted its proposed public offering of its equity securities. Consequently, the Company has expensed approximately $746,000 of deferred offering costs as professional fees.

                          AVIATION HOLDINGS GROUP, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

NOTE 5 - SUBSEQUENT EVENT


On September 5, 2000, the Company and Silvertown International, Inc. ("Silvertown") entered into a share exchange agreement. Under the agreement, the Company will transfer 85% of the issued and outstanding common stock of its sole operating subsidiary, Aviation Holdings International, Inc. ("AHI"), to Silvertown. The Company will retain an 11% interest in the outstanding common stock of AHI. In exchange, for receiving the common stock of AHI from the Company, Silvertown will issue a promissory note to the Company in the amount of $750,000 and surrender 500,000 shares of the Company's common stock and warrants to purchase 100,000 shares of the Company's common stock held by Silvertown and/or its affiliates. The promissory note is to be secured by the stock of AHI. AHI's guaranty will be secured by a security interest in all the assets of AHI. The agreement is subject to various conditions including the due diligence by Silvertown and approval by the Company's shareholders. The share exchange agreement expires on December 31, 2000 if the transaction has not closed by that time. Upon completion of this transaction the Company will have no further operating subsidiaries.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

         This Management's Discussion and Analysis should be read in conjunction with the Company's consolidated financial statements and accompanying notes. The following discussion contains certain forward-looking information, which involves risks and uncertainties. The actual results could differ from the results we anticipate. See "Cautionary Statement Regarding Forward-Looking Statements".

Overview

         Our principal asset is our ownership of a controlling interest in Aviation Holdings International. Accordingly, our results of operations are highly dependent upon the results of operations of Aviation Holdings International. On September 5, 2000, we entered into a share exchange agreement with Silvertown International, Inc. ("Silvertown"). Under the agreement, we will transfer 85% of the issued and outstanding shares of common stock of Aviation Holdings International. We will retain an 11% interest in Aviation Holdings International. In exchange for the common stock of Aviation Holdings International, Silvertown will issue us a promissory note in the amount of $750,000 and surrender to us 500,000 shares of our common stock and warrants to purchase 100,000 shares of our common stock held by Silvertown. The agreement is subject to various conditions prior to closing. The agreement expires on December 31, 2000. If we close on the transaction, we will no longer have an operating business.


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

Nine Months Ended September 30, 2000 v. Nine Months Ended September 30, 1999.

Results of Operations:

         Net sales of aircraft and engine spare parts were $6,821,522 for the nine months ended September 30, 2000 as compared to $9,342,749 for the nine months ended September 30, 1999. The decrease in net sales of aircraft and engine spare parts was due to a cyclical downturn in the industry caused in part by reductions in demand brought on by higher fuel and borrowing costs for the Aviation Industry. We are unable to predict when demand will return to higher levels.

         Cost of goods sold was $4,617,761 and our cost of sales percentage was 68% for the nine months ended September 30, 2000. Cost of goods sold was $6,048,375 and our cost of sales percentage was 65% for the nine months ended September 30, 1999. The increase in our cost of sales percentage in 2000 versus 1999 was due to our attempt to increase sales penetration by reducing prices on certain parts. Our decrease in cost of goods sold was due to the decrease in sales for the period.


         Salary and wage expenses decreased to $1,020,447 in the nine months ended September 30, 2000 from $1,095,200 in the nine months ended September 30, 1999, a decrease of $74,753. This decrease is primarily the result of a reduction in employees and a 10% reduction in salaries and wages which was implemented in the third quarter of 2000, as a result of the downturn in the industry and resulting decrease in sales.


         General and administrative expenses increased to $1,574,486 in the nine months ended September 30, 2000 from $1,435,615 in the nine months ended September 30, 1999, an increase of $138,871. The increase is primarily the result of an increase due to expenses associated with the increase in training and consulting expense.


         Professional fees increased to $1,165,597 in the nine months ended September 30, 2000 from $190,512 in the nine months ended September 30, 1999. The major increase was the write-off of the deferred offering costs of $746,069 related to our aborted public offering and the accounting and legal expenses related to our efforts to acquire additional inventory and collection efforts on our accounts receivables in the first nine months of 2000.

         Interest expense was $186,894 in the nine months ended September 30, 2000 and $578,148 in the nine months ended September 30, 1999. The discount on the notes payable to the John G. Jacobs Trust and Nancy Plotkin had been recorded and amortized for stock issued as an inducement for making loans to unrelated investors was expensed in the nine months ended September 30, 1999. These loans were repaid in November 1999 and therefore interest expense related to these loans ceased at that time.

         Interest income was $26,130 in the nine months ended September 30, 2000 and $21,009 in the nine months ended September 30, 1999.

         Income from the SYNOR-A joint venture was $20,779 in the nine months ended September 30, 2000 compared to $4,171 in the nine months ended September 30, 1999. The increased income is a result of additional sales realized, since SYNOR-A completed its FAA certifications in the quarter ended March 31, 2000.

         Income tax expense was $0 in the nine months ended September 30, 2000 and income tax expense was $56,125 in the nine months ended September 30, 1999. As of March 31, 1999, we qualified to file a consolidated income tax return under the Internal Revenue Code. Therefore, as of April 1, 1999 we are able to offset any earnings of Aviation Holdings International against our losses.

         Minority interest was $23,455 in the nine months ended September 30, 2000 and $(62,870) in the nine months ended September 30, 1999. The decrease is the result of losses incurred by Aviation Holdings International in the nine months ended September 30, 2000 versus income in the nine months ended September 30, 1999.


         As a result of the foregoing, our net loss was $1,673,299 for the nine months ended September 30, 2000, which was an increase from a net loss of $98,916 for the nine months ended September 30, 1999. Basic and diluted loss per common share increased from $.03 for the nine months ended September 30, 1999 to $.40 for the nine months ended September 30, 2000.


Liquidity and Capital Resources


         In the third quarter of 2000, we acquired three lots of jet aircraft parts for an aggregate purchase price of approximately $3.6 million. We intend to quickly sell a significant portion of the avionics and aircraft components to our customers.

         Payment for these lot purchases was due on or before November 30, 2000. As of November 30, 2000 we owed approximately $2,836,300 for these lots. If we are unable to quickly sell large portions of these aircraft lots we may be found to be in material default of our contractual obligations, which could result in litigation against us, require us to liquidate inventory at below market prices to raise money or implement drastic cost cutting measures. The occurrence of any or all of these events would have a material adverse effect on our business, prospects, operating results and financial condition.

         As of September 30, 2000 our principal source of liquidity included cash and cash equivalents of $61,925 compared with cash and cash equivalents of $426,688 as of December 31, 1999. As of September 30, 2000, total outstanding debt was $2,575,902 compared to $2,157,588 as of December 31, 1999. Aviation Holdings International renewed a revolving working capital line of credit from Comerica Bank in September 1999. At September 30, 2000, the amount of principal owed to the bank was $2,550,444. The credit agreement governing the revolving line of credit provides for a maximum aggregate borrowing limit of $3,500,000, subject to certain borrowing restrictions and is secured by substantially all of Aviation Holdings International's assets. The line of credit bears interest per annum at Comerica Bank's prime rate plus 1%. As of September 30, 2000, Aviation Holdings International did not meet the tangible net worth covenant of $4,250,000 in the Comerica Bank credit agreement, which puts it in technical default under the terms of the credit agreement. This credit facility has been renewed on a month-to-month basis.

         Cash used in operations for the nine months ended September 30, 2000 was $1,230,728 as compared to cash used in operations for the nine months ended September 30, 1999 of $204,577. The increase in cash used in operations in 2000 was a result of an increase in net losses and larger increases in operating assets and a reduction in accounts payable over 1999 levels. Cash used in operations in 2000 was a result of larger operating losses and increases in operating liabilities over 1999 levels.

         Cash used in investing activities for the nine months ended September 30, 2000 was $111,517 compared to $262,844 of cash used for investing activities in the nine months ended September 30, 1999. Cash used in the nine months ended September 30, 2000 was related primarily to the purchases of equipment of $13,069 and additional investment in SYNOR-A Joint Venture of $100,000, offset by a distribution from the joint venture of 17,818, net of employee advances of $16,266. Cash used for the nine months ended September 30, 1999 was for purchases of equipment of $77,419 and an additional investment in SYNOR-A Joint Venture of $200,000, offset by a distribution from the joint venture of $14,627.

         Cash provided by financing activities for the nine months ended September 30, 2000 was $977,482 compared to $601,168 for the nine months ended September 30, 1999. The cash provided in 2000 primarily related to $425,444 borrowed on the bank line of credit and advances from stockholders of $559,170, partially offset by repayments on long-term debt of $7,132. The primary sources of cash provided by financing activities for the nine months ended September 30, 1999 were $265,000 of proceeds from the sale of stock and $475,000 borrowed on the bank line of credit, less $79,192 advances to stockholders, and $79,623 of payments for deferred offering costs.

         We believe that existing cash balances, sales of existing inventory and the credit agreement with Comerica will be sufficient to meet the capital requirements of our current business for the next twelve months. We will, however, require additional equity or debt financing in order to implement our expansion plans and, in particular, the expansion of our business into turbine engine and aircraft sales. Thereafter, if our capital requirements increase, we could be required to secure additional sources of capital. There can be no assurance we will be capable of securing additional capital or that the terms upon which such capital will be available to us will be acceptable.

Inflation

         Although we cannot accurately anticipate the effect of inflation on our operations, we do not believe that inflation has had or is likely in the foreseeable future to have, a material effect on our results of operations or financial condition. Increase in fuel costs due to inflation may adversely affect demand for used aircraft that typically are less fuel efficient, thereby decreasing demand for aircraft and engine components and spare parts for these aircraft.

Plan of Operation

           As disclosed in Note 5 to our Condensed Consolidated Financial Statements, in September 2000 we entered into a share exchange agreement with Silvertown International, Inc. pursuant to which we agreed to transfer 85% of the issued and outstanding common stock of our sole operating subsidiary, Aviation Holdings International, Inc., to Silvertown International, Inc. in exchange for a promissory note in the principal amount of $750,000 and the surrender of 500,000 shares of our common stock and warrants to purchase 100,000 shares of our common stock held by Silvertown International, Inc. and/or its affiliates. This agreement is subject to various conditions including a due diligence review of our company by Silvertown International, Inc. and approval of the transaction by our stockholders. Upon completion of this transaction, we will no longer have any operating subsidiaries. If we are unable to complete this transaction, then, over the next twelve months, we intend to expand our inventory of aircraft and engine spare parts and to acquire turbine jet engines and/or aircraft. We also anticipate hiring additional employees, particularly in the marketing area. If we are able to complete this transaction, then we expect to commence efforts to acquire a new operating subsidiary. Either of these plans will require us to raise additional capital. We expect to engage in either a public or private offering of our securities or to obtain additional debt financing in order to raise the funds necessary to execute either of these plans. We are not certain that we will be able to secure additional capital on a timely basis or at all. If we are unable to secure additional capital, then we will not be able to implement these plans.

         Aviation Holdings International owns a one-half interest in a DC10-30 flight simulator. Our management, and the co-owner of the DC10-30 flight simulator, have determined that the flight simulator will be best utilized in disassembled and sold as spare parts to current users of DC10 parts and peripheral equipment. We anticipate this liquidation will be completed by September 30, 2001.

         We believe that anticipated cash flows from operations will meet our anticipated short-term cash needs for working capital and will enable us to make future inventory expenditures for the foreseeable future. On August 12, 1998, Aviation Holdings International entered into a credit agreement with Comerica Bank, whereby Comerica Bank agreed to extend a revolving line of credit to Aviation Holdings International of up to $3,500,000. The revolving line of credit is intended to fund working capital needs such as inventory purchases and, subject to Comerica's approval, strategic acquisitions. The funds advanced to Aviation Holdings International by Comerica are secured by the assets of Aviation Holdings International. The outstanding balance my not at any time exceed the sum of (a) 85% of Aviation Holdings International's eligible accounts receivable and (b) 35% of Aviation Holdings International's eligible inventory. This credit facility has been renewed on a month to month basis. As of September 30, 2000 the maximum amount available to Aviation Holdings International under this formula was approximately $2,787,754, and the outstanding balance was approximately $2,550,444.

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

PART II

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

         Exhibit No.       Description
         -----------       -----------

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


                           AVIATION HOLDINGS GROUP, INC.


Date: December 21, 2000    By:/s/ Joseph J. Nelson

                             Joseph J. Nelson

                             President and Chief Executive Officer
                             (Principal Executive Officer)
                             (Principal Financial and Accounting Officer)